Form 10-K
period 2024-12-31
Bicara Therapeutics Inc.
filed 2025-03-27
CIK 2023658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-K
___________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
Commission file number 001-42271
_________________________
Bicara Therapeutics Inc.
(Exact name of registrant as specified in its charter)
_________________________

Delaware	85-2903745
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

116 Huntington Ave Suite 703 Boston, Massachusetts	02116
(Address of Principal Executive Offices)	(Zip Code)

(617) 468-4219
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001	BCAX	Nasdaq Global Market

Securities registered pursuant to section 12(g) of the Act: None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company, ”and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

As of June 30, 2024, the last business day of the registrant’s most recently completed second quarter, there was no established public trading market for the registrant’s equity securities as the registrant was not a public company and therefore cannot calculate the aggregate market value of its voting and non-voting equity held by non-affiliates as of such date. The registrant’s common stock began trading on the Nasdaq Global Market on September 13, 2024.

As of March 24, 2025, the registrant had 54,523,326 shares of common stock, $0.0001 par value per share outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference portions of the registrant’s Definitive Proxy Statement for its 2025 Annual Meeting of Shareholders, which the registrant anticipates will be filed with the Securities and Exchange Commission no later than 120 days after the end of its 2024 fiscal year pursuant to Regulation 14A.

SUMMARY OF THE MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS

We are subject to numerous risks and uncertainties, including those further described below in the section entitled “Risk Factors” in this Annual Report on Form 10-K, that represent challenges that we face in connection with the successful implementation of our strategy and the growth of our business. In particular, the following considerations, among others, may offset our competitive strengths or have a negative effect on our business strategy, which could materially adversely affect our business, financial conditions, results of operations, future growth prospects, or cause a decline in the price of our common stock:

•We are a clinical-stage biopharmaceutical company with a limited operating history, which may make it difficult to evaluate our current business and predict our future success and viability. We have incurred significant financial losses since our inception and anticipate that we will continue to incur significant financial losses for the foreseeable future;

•We will require additional funding in order to finance operations beyond 2029. If we are unable to raise capital when needed, or on acceptable terms, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

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

•We rely, and expect to continue to rely, on third parties, including independent clinical investigators and contract research organizations to conduct our preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.

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

The summary risk factors described above should be read together with the text of the full risk factors in the section titled “Risk Factors” and the other information set forth in this Annual Report, including our audited consolidated financial statements and the related notes, as well as in other documents that we file with the SEC. The risks summarized above or described in full elsewhere in this Annual Report are not the only risks that we face. Additional risks and uncertainties not presently known to us, or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, results of operations and future growth prospects.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains express or implied forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements in this Form 10-K include, but are not limited to, statements about:

•the initiation timing, progress, results and cost of ficerafusp alfa, including the FORTIFI-HN01 pivotal Phase 2/3 (“FORTIFI-HN01 Phase 2/3 trial” or “FORTIFI-HN01”), a trial in head and neck squamous cell carcinoma, or HNSCC, and the potential expansion Phase 1/1b trial in additional HNSCC patient populations, as well as our research and development programs and our current and future preclinical and clinical studies;

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

•the timing, scope and likelihood of regulatory filings and approvals, for ficerafusp alfa and future product candidates, including the timing of Investigational New Drug applications, or INDs, and final U.S. Food and Drug Administration, or FDA approval of ficerafusp alfa or any future product candidate;

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

In some cases, forward-looking statements can be identified by terminology such as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the section titled “Risk Factors” and elsewhere in this Form 10-K. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Form 10-K and the documents that we reference in this Form 10-K and have filed with the Securities and Exchange Commission, or SEC, as exhibits hereto completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.

The forward-looking statements in this Form 10-K represent our views as of the date of this Form 10-K. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should therefore not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Form 10-K.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements.

This Annual Report on Form 10-K also contains estimates, projections and other information concerning our industry, our business and the markets for our product candidates. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances that are assumed in this information. Unless otherwise expressly stated, we obtained this industry, business, market, and other data from our own internal estimates and research as well as from reports, research surveys, studies, and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources. While we are not aware of any misstatements regarding any third-party information presented in this Annual Report on Form 10-K, their estimates, in particular as they relate to projections, involve numerous assumptions, are subject to risks and uncertainties and are subject to change based on various factors, including those discussed under the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

NOTE REGARDING TRADEMARKS

Bicara Therapeutics, Inc. is the owner of the Bicara trademark, as well as certain other trademarks, including design versions of some of these trademarks. The symbols ™ and ® are not used in connection with the presentation of these trademarks in this report and their absence does not indicate a lack of trademark rights. Certain other trademarks used in this report are the property of third-party trademark owners and may be presented with or without trademark references.

All brand names or trademarks appearing in this report are the property of their respective owners. Unless the context requires otherwise, references in this report to “Bicara,” the “Company,” “we,” “us” and “our” refer to Bicara Therapeutics, Inc. and its subsidiary.

Part I

Item 1. Business

Overview

We are a clinical-stage biopharmaceutical company committed to bringing transformative bifunctional therapies to patients with solid tumors. We have built a platform designed to facilitate the development of bifunctional therapies that precisely target the tumor and deliver a tumor-modulating payload to the tumor site. This dual-targeting approach both enhances drug exposure within the tumor microenvironment, or TME, and limits systemic toxicity. This approach was deployed in the development of our lead program ficerafusp alfa, formerly BCA101, where we believe the bifunctional design can potentially improve upon the therapeutic profile of immunotherapies and targeted therapies by addressing resistance mechanisms and limiting off-target toxicity, therefore, enhancing the treatment effect and tolerability for targeted patient populations with cancer.

Our lead program ficerafusp alfa is a bifunctional antibody that combines two clinically validated targets, an epidermal growth factor receptor, or EGFR, directed monoclonal antibody with a domain that binds to human transforming growth factor beta, or TGF-β. Through this dual-targeting mechanism, ficerafusp alfa has the potential to exert potent anti-tumor activity by simultaneously blocking both cancer cell-intrinsic EGFR survival and proliferation, as well as the immunosuppressive TGF-β signaling within the TME. Ficerafusp alfa directs the TGF-β inhibitor into the immediate TME through the binding of EGFR on tumor cells, which we believe will lead to durable responses and an increase in overall survival, or OS, while reducing the adverse effects typically associated with systemic TGF-β inhibition. Ficerafusp alfa is initially being developed in head and neck squamous cell carcinoma, or HNSCC, where there remains a significant unmet need. In June 2023, in an oral presentation at an American Society of Clinical Oncology meeting, we first presented data from our Phase 1/1b dose expansion cohort evaluating ficerafusp alfa in combination with pembrolizumab in first-line recurrent/metastatic, or R/M, HNSCC patients with a CPS greater than or equal to one which demonstrated meaningful response rates, progression-free survival, and was generally well-tolerated.

Based on the preliminary clinical data generated to date, we believe that ficerafusp alfa in combination with pembrolizumab has the potential to become a first-line standard of care therapy in R/M HNSCC. In February 2025, we enrolled the first patients in FORTIFI-HN01, a pivotal Phase 2/3 trial (“FORTIFI-HN01 Phase 2/3 trial” or “FORTIFI-HN01”) of ficerafusp alfa in combination with pembrolizumab as a first-line therapy in R/M HNSCC excluding patients with oropharyngeal squamous cell carcinoma, or OPSCC, associated with human papillomavirus infection, or HPV-positive OPSCC patients.

We believe ficerafusp alfa also has the potential to provide meaningful clinical benefit in other solid tumors where there is a strong biologic rationale for the dual inhibition of both EGFR and TGF-β, such as colorectal cancer or CRC, and other squamous cell carcinomas which typically overexpress EGFR and TGF-β pathways such as cutaneous squamous cell carcinoma, or CSCC, and squamous cell carcinoma of the anal canal, or SCAC. We have demonstrated preliminary activity of ficerafusp alfa in combination with pembrolizumab or as a monotherapy in both CSCC and SCAC within our Phase 1/1b dose expansion cohorts conducted in the U.S. and Canada.

Ficerafusp alfa: a bifunctional EGFR-directed antibody x TGF-β trap

EGFR is the primary member of a larger family of cell-surface growth factor receptors harboring intrinsic tyrosine kinase function. EGFR is involved in many tumor-promoting pathways. Its overexpression has been linked to multiple squamous cell cancers, including HNSCC, where EGFR expression has been shown to be greater than 90%. EGFR has been a long-standing focus for cancer drug development due to the correlation between EGFR expression, poor prognosis and resistance to therapy. Cetuximab is an EGFR-directed monoclonal antibody approved for HNSCC and colorectal cancer that drives anti-tumor responses by inhibiting EGFR signaling and through antibody-dependent cell-mediated cytotoxicity, or ADCC. However, acquired resistance mechanisms to cetuximab can prevent durable responses. We believe that there is a significant market opportunity for EGFR targeted therapies with improved efficacy, durability and OS compared to cetuximab.

TGF-β is a cytokine that controls a range of biological functions and is widely understood to play a critical role in cancer. TGF-β perpetuates tumor survival by promoting tumor cell proliferation, migration, invasion and metastasis. TGF-β also serves as an immunosuppressant, inhibiting both natural killer, or NK, cells and cytotoxic T cells. The inhibition of TGF-β has been demonstrated to improve anti-tumor responses in vivo. However, these findings have not been translated into substantial improvements in clinical efficacy, which we believe may be due to the inability to sufficiently inhibit TGF-β directly within the TME. Increased TGF-β expression within the TME contributes to an immune-excluded environment that can hinder an effective immune response to tumor formation and growth.

Ficerafusp alfa is a bifunctional antibody that combines the well-established biologies of both the clinically validated anti-EGFR antibody cetuximab and a TGF-β binding domain to deliver a potent anti-tumor therapy, sequestering TGF-β directly to EGFR-expressing tumors with the goal of limiting off-target toxicity. We have shown both in vitro and in vivo that ficerafusp alfa performs as expected, by binding to both targets, localizing to the tumor, inhibiting tumor growth and suppressing TGF-β levels within tumors.

Our initial focus with ficerafusp alfa: R/M HNSCC

HNSCC is one of the most common cancers in the U.S. and globally with a rising incidence anticipated to reach one million new global cases annually by 2030. There are approximately 67,000 cases of HNSCC each year in the U.S with a 13% 5-year survival rate. Ten percent of HNSCC patients are diagnosed with metastatic disease and up to 30% develop a recurrence or metastases over time after initial treatment for advanced HNSCC. There are approximately 23,000 cases of R/M HNSCC each year in the U.S. Median OS for patients with R/M HNSCC is only 12 months. Most cases of HNSCC are believed to arise from mutations that accumulate due to carcinogenic exposure, such as tobacco smoke, or by HPV. Approximately 80% of patients with R/M HNSCC are not associated with HPV infection or HPV-negative, a status associated with a worse prognosis. Pembrolizumab with or without chemotherapy is the standard of care for R/M HNSCC patients who have evidence of PD-L1 expressing tumors is pembrolizumab monotherapy. The KEYNOTE-048 Phase 3 trial of pembrolizumab conducted by Merck & Co. Inc., or Merck & Co, demonstrated an ORR of 19% to pembrolizumab monotherapy with a median progression-free survival, or mPFS of 3.2 months in a population of HPV-negative and HPV-positive patients with CPS greater than or equal to one. For patients with a CPS less than one and no PD-L1 expression within their TME, the typical standard of care is a combination of cetuximab and chemotherapy, referred to as the EXTREME regimen, which has low response rates and survival, as well as a difficult tolerability profile.

We believe the poor prognoses in HPV-negative R/M HNSCC and the low ORR associated with available therapies may be attributed to the elevated levels of TGF-β observed in these patients. It has been shown in translational studies that EGFR inhibition leads to further increases in TGF-β levels which result in the development of resistance to EGFR-targeted therapeutics. We believe blocking TGF-β has the potential to prevent resistance and improve the anti-tumor activity of anti-EGFR therapies, leading to more durable responses and an increase in OS. Similarly, inhibiting TGF-β may reduce the fibrosis and immune-exclusion within the TME that could be responsible for the low efficacy seen with checkpoint inhibitors in these immunosuppressive, or “cold” tumors. We believe promoting immune activation via TGF-β blockade may translate to significant increases in anti-tumor efficacy, particularly in the depth and durability of responses in combination with anti-PD1 therapies.

We are working to bring ficerafusp alfa, a potentially transformative therapy, to patients as quickly as possible. In February, 2025 we enrolled the first patients in FORTIFI-HN01, a double-blind, placebo-controlled Phase 2/3 trial in R/M HNSCC patients, excluding patients with HPV-positive OPSCC, which we believe is sufficiently powered to achieve results that may lead to accelerated approval. This trial will enroll approximately 650 patients with a PD-L1 CPS greater than or equal to one, and who have not received systemic therapy in the R/M setting. We intend to conduct an interim analysis to determine if the ORR within 6 months of follow-up on durability is sufficient to seek accelerated approval and will continue the trial with the goal of demonstrating a statistically significant improvement in OS. We anticipate that the ORR interim analysis may occur in 2027.

We believe our competitive strengths will allow us to successfully develop, commercialize and maximize the impact of ficerafusp alfa:

•Validated dual-targeting mechanism of action with potential to exert potent and durable anti-tumor activity.

Ficerafusp alfa is a bifunctional antibody designed to simultaneously block both cancer cell-intrinsic EGFR survival and proliferation, as well as the well-understood immunosuppressive TGF-β signaling within the TME. Ficerafusp alfa leverages the established biology of the clinically validated anti-EGFR antibody cetuximab. However, ficerafusp alfa is differentiated from existing therapies through the targeting of TGF-β, which localizes the ligand to EGFR expressing tumor cells, potentially increasing its activity at the tumor site and limiting systemic toxicity. Importantly, TGF-β inhibition synergizes with EGFR, which we believe will prevent resistance to treatment and lead to more durable responses.

• Clinical data generated to date representing meaningful improvements over standard of care.

We have generated compelling interim clinical data for ficerafusp alfa in a Phase 1/1b trial of R/M HNSCC patients. In this trial, treatment with ficerafusp alfa in combination with pembrolizumab led to a 64% ORR (18/28) in HPV-negative patients. The combination also demonstrated an 18% (5/28) CR rate and mPFS of 9.8 months in the same patient population. As of April 2024, with at least 12 months of follow-up, median OS and mDOR had not yet been reached, and we expect to announce updated interim Phase 1/1b data at a future medical meeting in the first half of 2025. We believe that ficerafusp alfa in combination with pembrolizumab has the potential to become a first-line standard of care therapy in HPV-negative R/M HNSCC.

•Potential to address significant unmet need in HPV-negative R/M HNSCC with clear development pathway.

HNSCC is one of the most common cancers, accounting for approximately 4% of all cancers in the U.S. An estimated 80% of R/M HNSCC cases are HPV-negative, a status associated with significantly worse outcomes compared to HPV-positive patients. We are prioritizing our initial development efforts in HPV-negative R/M HNSCC given the significant unmet need for durable therapies in this patient population. We also believe that ficerafusp alfa will be most effective in this patient subset given the (1) high expression of EGFR, (2) elevated levels of TGF-β and (3) current preclinical and clinical data, including from our own Phase 1/1b study, supporting increased activity within HPV-negative patients. We believe our deliberate patient selection strategy provides the best opportunity to demonstrate the potential of ficerafusp alfa as a first-line therapy.

•Potential to expand the clinical development of ficerafusp alfa in additional patient populations within HNSCC and other solid tumors of squamous cell origin.

Beyond our initial development plans, we believe there are significant opportunities to expand the clinical development of ficerafusp alfa to other populations of HNSCC patients with greater than 60,000 cases each year in the U.S., including for the treatment of locally advanced HPV-negative HNSCC and in the neoadjuvant or adjuvant setting. We also believe ficerafusp alfa has the potential to provide meaningful clinical benefit in other EGFR-expressing solid tumors of squamous cell origin, such as colorectal cancer, SCAC, CSCC and other squamous cell carcinomas where there is a strong biologic rationale for the dual-inhibition of EGFR and TGF-β pathways. We plan to explore these additional development opportunities to maximize the potential of ficerafusp alfa for the treatment of cancer.

The Established Role of EGFR and TGF-β in Squamous Cell Carcinomas and other Solid Tumors

Targeting EGFR in squamous cell carcinomas and other solid tumors

EGFR is a cell-surface tyrosine kinase growth factor receptor that is involved in many tumor-promoting pathways. Activation of EGFR pathways leads to cell cycle progression, reduction in cell death, blood vessel formation and a metastatic phenotype. EGFR overexpression has been linked to several cancers of squamous cell origin, including HNSCC, CSCC, SCAC and colorectal cancer. Several of these cancer types show EGFR expression in tumors to be greater than 50%, with greater than 90% expression in HNSCC. EGFR overexpression in tumors has been shown to correlate with poor prognosis and resistance to therapy. For this reason, the development of therapies targeting EGFR has been a long-standing focus in cancer drug development.

EGFR-directed monoclonal antibodies, such as cetuximab, drive anti-tumor responses both through inhibiting EGFR signaling and through ADCC. ADCC-mediated cell killing occurs when NK cells recognize and bind to antibodies containing an IgG1 Fc domain, which are bound to their respective tumor cell surface antigens. Cetuximab is approved in HNSCC and colorectal cancer, two tumor types where EGFR overexpression is at its highest and has also shown the highest anti-tumor efficacy. The durability of EGFR-targeted therapies has been limited by acquired resistance mechanisms.

Due to its role as a well-validated tumor antigen, EGFR-directed monoclonal antibodies are utilized to deliver anti-tumor payloads directly to the tumor. Currently, there are several EGFR antibody-drug conjugates and bispecific antibodies in development that aim to mitigate the systemic toxicities of chemotherapy-derived drug conjugates by delivering these payloads directly to EGFR-expressing tumors.

The role of TGF-β in cancer progression

TGF-β is a cytokine molecule that functions as a master regulator of immunity and cellular signaling that controls a wide range of biological functions. TGF-β plays multiple essential roles in the body’s early development and survival as well as in maintaining health in mature organisms.

In oncogenesis, or the process by which normal, healthy cells turn into cancerous cells, TGF-β both promotes tumor growth and shields tumors from immune surveillance and removal. TGF-β1 is the most commonly expressed isoform of TGF-β in various human tumor types and is predominantly expressed in cancers of squamous-cell origin, such as HNSCC. Third party studies have demonstrated that TGF-β1 expression and activation likely contribute to immune escape, which is linked to the primary resistance observed in human tumors against certain cancer therapies. As depicted in Figure 1 below, its immunosuppressive functions are accomplished through a variety of tumor survival mechanisms.

Figure 1. TGF-β promotes tumor survival through multiple mechanisms

TGF-β also serves as a tumor promoter by transforming cells from a more differentiated state to a less differentiated, more primitive state that is no longer dependent on EGFR signaling for proliferation and survival. This shift is known as the epithelial-mesenchymal transition, or EMT, which leads to tumor cell proliferation, migration, invasion and metastasis. Due to its role in cancer progression, we believe the inhibition of TGF-β has the potential to both limit the tumors’ ability to escape EGFR inhibition by switching to an EGFR signaling independent phenotype, as well as restore the immune system’s ability to repress tumor growth.

TGF-β as a known EGFR-therapy resistance mechanism

When EGFR signaling is blocked by targeted therapy, tumors respond by increasing TGF-β expression within the TME. This results in an increase in tumor cell proliferation and a decrease in the tumor’s dependence on EGFR activation, thus making the tumor less sensitive to EGFR inhibition.

In addition to inhibiting direct cell killing by EGFR inhibition, TGF-β protects cells from ADCC both by the activation of survival pathways in tumor cells and through the modulation of the NK cell response. Furthermore, TGF-β both blocks the differentiation of NK cells and reduces NK cell cytotoxicity.

Preclinical studies suggest that targeting TGF-β may lead to improvements in overall efficacy. As depicted in Figure 2 below, experiments published in Molecular Cancer Therapeutics in a squamous cell carcinoma cell line xenograft model demonstrate that simultaneous treatment with EGFR and TGF-β blocking antibodies led to complete tumor regression.

Figure 2. The combination of an anti-EGFR and an anti-TGF-β antibody led to complete regression of a squamous cell carcinoma cell line xenograft tumors

TGF-β as a known checkpoint inhibitor resistance mechanism

The activities of TGF-β extend to the inhibition of cancer immunotherapies known as checkpoint inhibitors. TGF-β inhibits the activation of T cells by PD-1 checkpoint inhibitors and can lead to resistance to anti-PD-1/PD-L1 therapy by promoting immunosuppression and immune exclusion within the TME.

TGF-β promotes immune tolerance of tumors by inducing differentiation of naïve CD4 T cells into regulatory T cells, or Treg cells. Treg cells are components of the immune system that contribute to the maintenance of immune tolerance. TGF-β can shift the differentiation of naïve CD4 T cells towards Treg cells, thereby leading to immunosuppression. In addition, TGF-β inhibits tumor cell killing by immune cell populations, including CD4 and CD8 T cells and NK cells.

Increased TGF-β expression within the TME contributes to an immune-excluded environment. Specifically, cancer-associated fibroblasts, or CAFs, expressing TGF-β contribute to fibrosis within the TME and result in T-cell exclusion, further limiting the activity of immunotherapy.

As depicted in Figure 3 below, in vivo academic studies in an HNSCC xenograft model demonstrated that the effectiveness of anti-PD-1 checkpoint inhibitors was greatly enhanced when administered in combination with anti-TGF-β therapy. Combining an anti-PD-1 antibody with an anti-TGF-β antibody led to significant increases in both CR (top figure) and OS (bottom figure) in this model.

Figure 3. The combination of anti-PD-1 and anti-TGF-β led to improved CR and OS in a SCC xenograft model

Systemic inhibition of TGF-β has had significant limitations in the clinic

The multiple tumor-promoting roles associated with TGF-β have led to multiple attempts to develop systemic anti-TGF-β therapies for the treatment of cancer. These strategies include molecules that inhibit TGF-β activation, molecules that prevent the binding of TGF-β to its cognate receptors, and inhibitors that block intracellular signaling. Despite promising in vitro and in vivo activity, the outcomes from clinical trials have shown side effects and inadequate improvement in survival.

The first generation of anti-TGF-β therapies had dose-limiting side effects including cardiotoxicities, heart valve lesions, increased risk of bleeding and formation of benign tumors, that were associated with inhibiting all three isoforms of TGF-β. Adverse events associated with systemic inhibition of TGF-β led to dose reductions and treatment interruptions that may have contributed to limited efficacy in cancer clinical trials.

Similarly, given the role of TGF-β in checkpoint inhibitor resistance, prior attempts have been made to combine checkpoint inhibitors and anti-TGF-β therapies, although they have not been clinically successful. These approaches include bintrafusp alfa, a bifunctional fusion protein that combines a PD-L1 monoclonal antibody and a TGF-β trap. These agents failed to demonstrate sufficient efficacy in large clinical studies, which we believe may be due to insufficient anti-tumor activity within the TME, a result of PD-L1 predominately being expressed in immune tissue rather than within the TME. We believe a tumor-targeted TGF-β inhibitor may differentiate in its ability to deliver potent anti-tumor activity directly within the TME and minimize toxicity, where untargeted approaches may have struggled.

Our Solution: ficerafusp alfa, a Novel Bifunctional Antibody

Ficerafusp alfa is a bifunctional antibody that combines the well-established biologies of two targets—the anti-EGFR antibody, cetuximab, fused to the extracellular domain of TGF-β receptor 2, or TGF-βRII. As indicated in Figure 4 below, ficerafusp alfa was designed to use EGFR-binding to deliver potent anti-TGF-β therapy directly to EGFR-expressing tumors, potentially removing circulating TGF-β and neutralizing its signaling activity using a strategy known as a “ligand trap”. We believe that localized TGF-β inhibition within the TME has the potential to increase its anti-tumor efficacy and durability, while limiting systemic toxicity. We also deliberately chose EGFR as the tumor-targeting antigen for a TGF-β ligand trap given academic literature supports potential synergistic mechanisms of TGF-β blockade and EGFR signaling inhibition.

Figure 4. Schematic of intended mechanism of action of ficerafusp alfa within the TME to overcome anti-EGFR and anti-PD-1 drug resistance

Ficerafusp alfa was designed to overcome key shortcomings of prior approaches to targeting EGFR and TGF-β

Specifically, we believe that ficerafusp alfa is differentiated from previous and existing approaches given the following:

•ficerafusp alfa localizes TGF-β inhibition directly to EGFR expressing tumor cells. We believe this will lead to higher concentrations within the TME to increase the inhibition, reduce overall dose and enhance tolerability.

•ficerafusp alfa may help prevent acquired resistance to EGFR-targeted therapies. Dual targeting of TGF-β alongside EGFR may prevent key resistance mechanisms driven by upregulation of TGF-β and may drive durable tumor responses.

•ficerafusp alfa synergizes with anti-PD-1 therapies. Targeting TGF-β directly in the TME may relieve immune cell suppression and exclusion and enhance both the immune response as well as the activity of anti-PD-1 therapies.

Ficerafusp alfa simultaneously binds both EGFR and TGF-β1 with high specificity and drives improved anti-tumor activity

As depicted in Figure 5 below, ficerafusp alfa has a similar affinity for EGFR as cetuximab and the same selectivity for TGF-β1, the cancer-associated isoform of TGF-β, as TGF-βRII-Fc. As illustrated in the graphic on the right in Figure 5 below, in a head-to-head study it was demonstrated that ficerafusp alfa is differentiated in its ability to simultaneously bind to both EGFR and TGF-β1, while no such binding to TGF-β1 was observed when cetuximab was used in place of ficerafusp alfa.

Figure 5. Ficerafusp alfa has potent binding affinities for both EGFR and TGF-β1

Furthermore, Figure 6 below illustrates that in a cutaneous cell carcinoma cell line xenograft model, treatment with ficerafusp alfa showed improved anti-tumor activity compared to both cetuximab monotherapy and to the combination of cetuximab with an equimolar TGF-βRII-Fc construct. This demonstrates the improved anti-tumor activity associated with the bifunctional nature of ficerafusp alfa driving the localization of anti-TGF-β activity to the TME through an EGFR-directed approach.

Figure 6. Ficerafusp alfa showed improved anti-tumor activity in a cutaneous cell carcinoma cell line xenograft model compared to cetuximab or the combination of cetuximab and TGF-βRII-Fc
Clinical biomarker data demonstrates ficerafusp alfa inhibits TGF-β in tumors

Biomarkers sampled from patients treated with ficerafusp alfa in our Phase 1/1b trials demonstrated direct TGF-β inhibition within the TME and support ficerafusp alfa’s tumor targeted inhibition. As shown in Figure 7 below, treatment with ficerafusp alfa monotherapy at doses greater than 750mg led to statistically significant reductions in phospho-SMAD2, or pSMAD2, which is a direct downstream biomarker of the TGF-β pathway. Figure 7 below also depicts a representative immunohistochemistry, or IHC, slide derived from patient tumor biopsies both prior to and after one dose of 1000mg of ficerafusp alfa monotherapy. Importantly, to our knowledge, this biomarker data represents the first definite demonstration of pSMAD2 inhibition in patient tumors by a TGF-β inhibitor.

Figure 7. Percent Change from baseline in pSMAD2 from pre-dose to post-dose in patient tumors (left) and representative IHC slide showing statistically significant reduction in pSMAD2 from pre-dose to post-dose at 1000mg of ficerafusp alfa monotherapy in solid tumors (right)

Preclinical in vivo models demonstrate ficerafusp alfa may have an enhanced ability to prevent tumor relapse compared to cetuximab

Preclinical experiments in patient derived xenograft models of EGFR-expressing treatment-naïve HNSCC tumors demonstrate that ficerafusp alfa may have an enhanced ability to prevent tumor relapse compared to cetuximab. While both agents show significant reductions in tumor growth, treatment with ficerafusp alfa demonstrates sustained anti-tumor effects in a treatment-free, or relapse, phase post day 28. This is demonstrated in Figure 8 below in which 5 out of 10 mice receiving cetuximab had a tumor relapse post day 28 that was not observed for those receiving ficerafusp alfa. We believe the prevention of relapse may be attributable to the TGF-β arm of ficerafusp alfa, which is consistent with the mechanistic rationale behind ficerafusp alfa’s design in which inhibiting TGF-β may prevent acquired resistance to anti-EGFR therapy and result in durable anti-tumor activity.

Figure 8. Ficerafusp alfa demonstrates sustained anti-tumor effects in a patient-derived HNSCC xenograft model compared to cetuximab

Ficerafusp alfa synergizes with anti-PD-1 therapies, with anti-tumor activity superior to anti-PD-1 therapy alone

To assess the synergy between ficerafusp alfa and anti-PD-1 therapies, we developed a cancer mouse model, in which mice were dosed with an anti-PD-1 antibody in combination with ficerafusp alfa. For this Hu-NOG EXL model published in Cancer Research, anti-PD-1 refractory prostate cancer PC3 cells were implanted into mice and once the tumor had grown to 130mm3, mice were randomized into control (n = 10) and test groups which were treated with ficerafusp alfa (n = 10), pembrolizumab (n = 10), or combination of ficerafusp alfa and pembrolizumab (n = 10). This model was powered for statistical significance. These results showed treatment with ficerafusp alfa in combination with pembrolizumab led to a statistically significant improvement in anti-tumor activity compared to pembrolizumab monotherapy, shown in Figure 9 below. We believe this data supports the ability of ficerafusp alfa to synergize with anti-PD-1 therapy in an anti-PD-1 refractory setting and potentially address TGF-β-driven immunosuppression.

Figure 9. The combination of ficerafusp alfa and anti-PD-1 therapy demonstrates improved anti-tumor activity vs. anti-PD-1 therapy alone in a humanized xenograft model.

Ficerafusp Alfa Clinical Development Guided by Strong Biologic Rationale

We believe ficerafusp alfa has the potential to provide meaningful clinical benefit in solid tumors where there is a strong biologic rationale for the dual inhibition of both EGFR and TGF-β, such as head and neck cancers, colorectal cancer and other squamous cell carcinomas which typically overexpress EGFR and TGF-β pathways.

HNSCC background

Head and neck cancer accounts for approximately 4% of all cancers in the U.S. with over 90% of cases presenting with squamous cell origin. As depicted in Figure 10 below, HNSCC commonly originates in the mouth and throat, from the mucosa of the oral cavity, oropharynx, hypopharynx and larynx. It is estimated that by 2030 there will be approximately one million new cases of HNSCC worldwide annually. At the time of diagnosis, an estimated 10% of patients have metastatic disease, and up to 30% of additional patients develop a recurrence or metastases over time after initial treatment for advanced HNSCC. The median survival of patients with local-regional recurrences or distant metastases is approximately 12 months.

Figure 10. Subtypes of HNSCC by primary tumor origin. Numbered subtypes indicate where ficerafusp alfa is currently being tested.

Most cases of HNSCC are believed to arise from mutations that accumulate due to carcinogenic exposure, such as tobacco smoke or by HPV. An estimated 80% of cases of R/M HNSCC are HPV-negative, with testing for HPV status typically only being conducted in tumors originating from the oropharynx. HPV-negative patients have significantly worse outcomes compared with HPV-positive patients. HPV-negative HNSCC tumors typically recur locally and are associated with an increased risk of fatal tumor bleeding, excruciating pain and difficulty swallowing. Thus, there is a significant unmet need for therapies with a durable anti-tumor response in this population. HPV-negative HNSCC is also associated with a higher rate of genomic instability resulting in an increased resistance to therapy.

Treatment of R/M HNSCC

The standard of care first-line therapy for R/M HNSCC is determined by CPS which corresponds to the number of PD-L1 positive cells in relation to the total number of viable tumor cells. Patients with high CPS scores tend to respond better to PD-1 checkpoint inhibitors, as observed across multiple tumor types. In R/M HNSCC, pembrolizumab monotherapy is recommended for patients with a CPS greater than or equal to one. Pembrolizumab combined with platinum and 5-fluorouracil is recommended for patients with any PD-L1 status. The addition of chemotherapy to pembrolizumab increases the response rate; however, it also significantly reduces the duration of response while increasing toxicity and leads to roughly equivalent median OS with both treatments. For patients with a CPS less than one and no PD-L1 expression within their TME, the typical standard of care is the EXTREME regimen, a combination of cetuximab and chemotherapy, which has low response rates and survival, as well as a difficult tolerability profile.

The Phase 3 KEYNOTE-048 trial conducted by Merck & Co investigated pembrolizumab as a monotherapy or in combination with chemotherapy, compared to cetuximab with chemotherapy in first-line R/M HNSCC. The pembrolizumab monotherapy and pembrolizumab and chemotherapy combination response rates of 19% and 36%, respectively, were comparable to the 36% ORR for cetuximab and chemotherapy combination in patients with CPS greater than or equal to one. In these patients, pembrolizumab monotherapy and in combination with chemotherapy led to median OS of 12.3 and 13.6 months, respectively, compared to 10.4 months in the active control arm. While this represents a step forward, there remains significant unmet need in R/M HNSCC for more efficacious therapies that can extend survival, especially for chemotherapy-free alternatives with superior tolerability.

TGF-β expression may limit the effectiveness of HNSCC therapies

Immune checkpoint inhibitors, such as pembrolizumab, activate T cells to attack tumors and their efficacy is dependent on the number of mutations in the tumor. Tumors with more mutations are easier to recognize and are attacked by T cells, thus are the types of tumors that respond more favorably to immune checkpoint inhibitors. Despite the high mutation load in HPV-negative HNSCC, monotherapy with immune checkpoint inhibitors is associated with relatively low ORR compared to other indications such as NSCLC.

Similar observations of poor response rates have been reported for cetuximab in R/M HNSCC. EGFR is expressed in greater than 90% of HNSCC tumors and its overexpression is correlated with decreased survival, resistance to radiation, local treatment failure and increased distant metastasis. In R/M HNSCC, only 13% of patients respond to cetuximab monotherapy, suggesting that there is some form of intrinsic resistance. Third-party clinical studies have demonstrated a statistically significant positive correlation in EGFR-overexpression in HPV-negative HNSCC tumor biopsies.

As depicted in Figure 11 below, third-party clinical studies have shown plasma samples from patients with HPV-negative HNSCC to have significantly higher levels of TGF-β than non-HNSCC controls, whereas TGF-β levels in HPV-positive HNSCC patients are not significantly different than those of controls.

Figure 11. Serum levels of TGF-β are elevated in HPV-negative HNSCC

Therefore, due to the link between EGFR and TGF-β levels and their HPV status, we believe that the dual-inhibition of EGFR and TGF-β signaling in HPV-negative R/M HNSCC has the potential to improve clinical responses and delay or prevent emergence of resistance. Furthermore, third-party studies have shown that TGF-β is an emerging biomarker of resistance to anti-PD-L1 and anti-EGFR-based therapy in advanced HNSCC. Thus, we believe there is strong rationale to pursue the clinical development of ficerafusp alfa, an anti-EGFR and TGF-β-trap bifunctional antibody combined with anti-PD-L1 therapy, such as pembrolizumab, in HNSCC and other squamous cell carcinomas.

Ongoing Phase 1/1b Trial Evaluating Ficerafusp Alfa

We have conducted an open-label Phase 1/1b trial in patients with EGFR-driven solid tumors which remains open and ongoing. This trial has the goal of establishing safety and tolerability, as well as the recommended dose for expansion for both ficerafusp alfa monotherapy and ficerafusp alfa in combination with pembrolizumab across various tumor types. As illustrated in Figure 12, a total of 46 patients with EGFR-driven advanced solid tumors were given increasing doses of ficerafusp alfa in monotherapy. The first dose tested was 64mg weekly increasing to 1500mg weekly using a “3+3” dose escalation trial design. In combination with pembrolizumab, 15 patients with late-line R/M HNSCC and squamous cancer of the anal canal were dosed. The lowest dose tested in combination with pembrolizumab was 240mg of ficerafusp alfa weekly. Across both monotherapy and in combination, a maximum tolerated dose was not reached. However, an initial recommended dose of 1500mg weekly is being assessed across multiple dose expansion cohorts, including a cohort of patients with first-line R/M HNSCC in combination with pembrolizumab. We expect to enroll up to 200 additional patients across the multiple dose expansion cohorts. This dose was chosen based on safety, tolerability and preliminary efficacy as depicted in the bottom graph in Figure 12.

Figure 12. Schematic of study of safety and tolerability of ficerafusp alfa monotherapy and in combination therapy in patients with EGFR-driven advanced solid tumors across dose escalation cohorts. Preliminary efficacy from dose escalation cohorts with ficerafusp alfa in monotherapy and in combination with pembrolizumab

Ficerafusp alfa in 1L R/M HNSCC

Our rationale for initial development in 1L R/M HNSCC in combination with pembrolizumab

Our decision to pursue the potential of combination therapy came from both our preclinical rationale and results showing synergy between ficerafusp alfa and pembrolizumab; and from two third-party investigator-sponsored trials, or ISTs, which showed that a combination of cetuximab and PD-1 checkpoint inhibitors in R/M HNSCC led to improved ORR compared to checkpoint inhibitor monotherapy. Importantly, though both of these ISTs are single-arm studies, they were the first demonstration that an approximate doubling in ORR could translate to an increased mPFS, and most notably, significant improvement in OS in first-line R/M HNSCC. The first IST, a 2021 publication in Lancet Oncology, reported an ORR of 48% in a clinical trial assessing cetuximab in combination with pembrolizumab in 33 patients. This was followed by a second IST published in 2022 in Clinical Cancer Research, which reported an ORR of 37% in a trial of cetuximab and nivolumab in 43 patients. These studies showed a 20-month and 18-month mOS in an HPV-negative and HPV-positive population, respectively, an improvement on the 12-month benchmark with pembrolizumab, and support the notion that the addition of anti-EGFR based therapy does not dampen durability of response or OS like a chemotherapy-containing regimen. Consistent with our hypothesis, we began to observe an encouraging objective response rate in late-line R/M HNSCC patients when treated with ficerafusp alfa and pembrolizumab. Based on these multiple data sets, we prioritized this combination treatment to allow for acceleration of its clinical development.

Our decision to rapidly move ficerafusp alfa into first-line therapy for R/M HNSCC in combination with pembrolizumab is aligned with the published goals of the Project FrontRunner initiative from the Oncology Center of Excellence at the FDA. The goals of this initiative include identifying candidate drugs that are appropriate to initially develop for the treatment of early metastatic disease, taking into account clinical, scientific, regulatory and operational considerations. We believe developing ficerafusp alfa as a first-line therapy may allow us to further address the significant unmet need in HNSCC while also potentially increasing durability and survival outcomes consistent with our biologic rationale.

Phase 1/1b expansion cohort of ficerafusp alfa in combination with pembrolizumab in 1L R/M HNSCC

Data from our Phase 1/1b dose expansion cohort evaluating 1500mg of ficerafusp alfa in combination with pembrolizumab in efficacy-evaluable first-line R/M HNSCC patients with a CPS greater than or equal to one was first presented in an oral presentation at an American Society of Clinical Oncology meeting in June 2023. As depicted in Figure 13 below, we demonstrated a meaningful 54% (21/39) ORR across both HPV-negative and HPV-positive R/M HNSCC. We also observed a markedly higher ORR of 64% (18/28) in the HPV-negative subset. This ORR result is consistent with the HPV-negative subset having elevated levels of EGFR and TGF-β where we believe ficerafusp alfa has potential to achieve differentiated clinical outcomes.

Figure 13. Anti-tumor responses in HNSCC patients, treatment-naïve in the R/M setting, treated with ficerafusp alfa in combination with pembrolizumab

As depicted in Figure 14 below, in the HPV-negative subset, response rates of more than 50% were observed in both the CPS 1 through 19 and CPS greater than or equal to 20 subgroups, with a 70% (14/20) response rate in patients with locoregional disease involvement. This is notable as pembrolizumab is known to have a lower efficacy in the CPS1-19 subset. We also observed that 18% (5/28) of HPV-negative patients achieved a CR and several other patients achieved deep partial responses, including 5 other patients with responses greater than 80%. The CR rate of approximately 3-5% was previously reported in the ISTs of cetuximab in combination with pembrolizumab or nivolumab, as well as the KEYNOTE-048 study with pembrolizumab in patients with CPS greater than or equal to one. We believe these deep responses and high CR rate are driven by the TGF-β arm of ficerafusp alfa, which we believe, based on our hypothesized mechanism of action, is expected to synergize with pembrolizumab by remodeling the TME and activating the immune system (see Figure 4).

Figure 14. Anti-tumor responses of HPV-negative HNSCC patients treated with ficerafusp alfa and pembrolizumab

In HPV-positive patients, we observed a 27% (3/11) ORR. To evaluate why certain patients seemed to be responding well while others were progressing, we conducted a post hoc analysis of the prior smoking history of the HPV-positive patients to understand its potential impact on responses observed. We hypothesized that patients with a history of smoking may resemble HPV-negative tumor biology as opposed to their disease being driven by the HPV-infection. Similarly, third party studies have demonstrated that a history of smoking has been associated with increased EGFR levels as well. Four of the eleven HPV-positive patients in our study had a heavy smoking history (defined as more than ten pack years in which one pack year is the equivalent of smoking one pack of cigarettes a day for one year) and demonstrated the best responses to ficerafusp alfa as shown below in Figure 15. In these four patients, ficerafusp showed a 75% (3/4) ORR and 100% (4/4) DCR, while it showed a 0% (0/7) ORR and 29% (2/7) DCR in the remaining HPV-positive patients who had no prior history of smoking. Given these results, we plan to initiate an additional expansion cohort of HPV-positive R/M HNSCC patients with a history of heavy smoking in the first half of 2025.

Best % Change from Baseline
200
100
40
20
0
-20
-40
-60
-80
-100
121%
97%
79%
76%
8%
4%
-2%
-27%
-58%
-100%
-100%
HPV-Pos Patients With Smoking History (n=4)
n = 11 evaluable
DCR = 55%
ORR = 27%
* CPS 1-19: 17%
CPS ≥ 20: 40%
CR Rate = 9%
Smoking history
HPV-positive
PD
PD
PD
PD
SD
PD
SD
SD
PR
PR
CR
*
*
*
*
*
*
#
#
#
#

CPS=combined positive score, CR=complete response, DCR=Disease Control Rate, HPV=human papilloma virus, ORR=Overall response rate, PR=partial response, SD=stable disease

Figure 15. Prior smoking history may be a factor that impacts the activity seen of ficerafusp alfa + pembrolizumab in HPV-positive patients

In addition to the high ORR and deep partial responses, we observed that the responses in the combination trial were durable and suggestive of enhanced immunological memory. As depicted in Figure 16 below, the mPFS in HPV-negative subjects was 9.8 months, with 57% (16/28) of patients having a PFS greater than 6 months. The PFS benefit in published historical data for pembrolizumab monotherapy was 3.2 months in an HPV-negative and HPV-positive population, and the PFS benefit for cetuximab and anti-PD-1 combination ISTs was 6.2 to 6.5 months in an HPV-negative and HPV-positive population. Furthermore, the durability of response and time to response are demonstrated in Figure 17 below. Notably, several patients have responses lasting greater than 6 months (11/18) and 12 months (5/18), many of whom still remain on therapy. Amongst the responders, 56% (10/18) of responses occurred at the first post-baseline scan after 6 weeks, and 11/18 overall responses remain ongoing; the mDOR and median OS has not yet been reached. We expect to announce updated interim Phase 1/1b data at a future medical meeting in the first half of 2025. Interestingly, we observe patients responding to therapy after 4 months and several responses deepening over time, with 4 patients even converting to CRs after 6 months of follow-up. Median duration of response has not yet been reached. We believe these trends in the data are consistent with our mechanism of action related to the TGF-β inhibition within the TME. We aim to replicate this Phase 1/1b data in a pivotal randomized Phase 2/3 trial as we believe that ficerafusp alfa in combination with pembrolizumab has the potential to become a first-line standard of care therapy in HPV-negative R/M HNSCC.

pembro + chemo
mPFS
HPV-all
ficerafusp alfa + pembro
mPFS
HPV-negative
pembro mono
mPFS
HPV-all
cetux + anti-PD-1
mPFS
HPV-all
400
300
200
100
40
20
0
-20
-40
-60
-80
-100
Best % Change from Baseline
0
4
8
12
16
20
24
Months

Figure 16. HPV-negative R/M HNSCC patients treated with ficerafusp alfa in combination with pembrolizumab had durable responses

HPVneg - On ficerafusp alfa
HPVneg - Follow-Up
Complete Response
Partial Response
Stable Disease
Progressive Disease
0 1 2 3 4 5 6 7 8 9 10 11 12 13 14 15 16 17 18 19 20 21 22 23 24 25

Figure 17. Ficerafusp alfa and pembrolizumab demonstrates an encouraging duration of response

We conducted an exploratory, post hoc biomarker analysis to evaluate ficerafusp alfa’s impact on TGF-β levels in HPV-negative subjects from the Ph.1/1b dose expansion cohort for whom there were available tissue samples (n=7). Specifically, changes in pSMAD2, a direct downstream biomarker of the TGF-β pathway, were measured to characterize on target inhibition of TGF-β directly within the tumor microenvironment. As illustrated in Figure 18 below, treatment with ficerafusp alfa in combination with pembrolizumab demonstrated a marked reduction of pSMAD2 in tumor tissue. Within these seven HPV-negative patients, there were five objective responses (71% ORR). We believe these reductions in pSMAD2 occur in patients with deep responses to therapy, supporting the proposed mechanism of action of ficerafusp alfa.

Figure 18. Biomarker analysis from HNSCC tumors supports inhibition of TGF-β within the tumor microenvironment

Ficerafusp alfa has been generally well-tolerated with a favorable tolerability profile

Ficerafusp alfa has demonstrated a favorable tolerability profile in this Phase 1/1b trial in combination with pembrolizumab. Across all cohorts to date, approximately 200 patients received at least one dose of ficerafusp alfa. As depicted in Figure 19 below, the most frequent adverse event suspected to be related to treatment with ficerafusp alfa was acneiform rash, which is an adverse event that is also observed in approximately 80% of HNSCC patients treated with cetuximab. It is mechanistically related to anti-EGFR activity and is typically well mitigated by treating physicians with the use of steroids and other topicals. Adverse events associated with TGF-β inhibition include mostly low-grade mucosal bleeding not requiring any medical intervention. Most importantly, there were no deaths determined to be related to ficerafusp alfa monotherapy or combination treatment. The 1500mg ficerafusp alfa weekly dose, which most R/M HNSCC patients received, resulted in approximately 150% greater molar concentration of cetuximab than the maximum approved dose of cetuximab. We believe that the anti-TGF-β activity of ficerafusp alfa may dampen the severity of acneiform rash through its impact on neutrophil trafficking, enabling patients to tolerate this higher dose, which may in turn help drive improved efficacy. Additionally, nearly all hypothesized TGF-β-related adverse events were transient grade 1-2 local mucosal bleeds or epistaxis.

The safety profile of ficerafusp alfa + pembrolizumab in our Phase 1/1b dose expansion cohort evaluating 1500mg of ficerafusp alfa in combination with pembrolizumab in efficacy-evaluable first-line R/M HNSCC patients with a CPS greater than or equal to one was generally well-tolerated. With a median safety follow-up of at least 11.7 months and a maximum follow up of 25 months, we observed treatment-related adverse events of dermatitis acneiform in 76% of patients, with 12% of these being Grade 3 or Grade 4 treatment-related adverse events, or TRAEs. Five subjects experienced treatment-related severe adverse events of dermatitis acneiform. Five subjects, or 12%, experienced TRAEs that led to discontinuation of ficerafusp alfa and/or pembrolizumab. Historical pembrolizumab combinations, including lenvatinib or chemotherapy, showed TRAEs leading to discontinuation rates of 28% and 33%, respectively.

Figure 19. Most common (>10%) related adverse events summarized by preferred term and maximum grade

FORTIFI-HN01: Our Phase 2/3 trial in 1L R/M HNSCC

As a result of our discussions with the FDA, we believe that ficerafusp alfa has a path to accelerated approval using an ORR-based interim endpoint with confirmatory approval based on an OS endpoint. We have designed a double-blinded placebo-controlled pivotal FORTIFI-HN01 Phase 2/3 trial of ficerafusp alfa in combination with pembrolizumab as a first-line therapy in R/M HNSCC excluding patients with HPV-positive OPSCC. As seen in Figure 20 below, the registrational study begins with a dose optimization run-in that randomizes patients 1:1:1 to receive either ficerafusp alfa high dose (1500mg weekly) in combination with pembrolizumab, ficerafusp alfa low dose (750mg weekly) in combination with pembrolizumab, or placebo plus pembrolizumab. The total study will enroll approximately 650 patients, which we believe is sufficiently powered to achieve results that may lead to regulatory approval. We enrolled the first patients in our FORTIFI-HN01 Phase 2/3 trial in February 2025 and project that the ORR interim analysis conducted on approximately 415 patients may occur by 2027.

Figure 20. Schematic of ficerafusp alfa + pembrolizumab FORTIFI-HN01 Phase 2/3 trial design

FORTIFI-HN01 Phase 2/3 trial has a seamless design that potentially allows for efficient path-to-market

As seen in Figure 21 below, this registrational study is designed with a dose selection run-in of approximately 10-20 patients per arm, consistent with the objectives of the FDA’s Project Optimus. Project Optimus is an initiative by the FDA’s Oncology Center for Excellence which is an initiative to reform the dose optimization and dose selection paradigm in oncology drug development to emphasize selection of an optimal dose, which is a dose or doses that maximizes not only the efficacy of a drug but the safety and tolerability as well. In our FORTIFI-HN01 study, once 10-20 patients in each treatment arm have had at least 12 weeks of follow-up, the optimal dose will be assessed and then chosen. During this time period of dose selection, enrollment will not be stopped, so that by the time the optimal dose has been selected, we anticipate having enrolled between 60-80 patients in each treatment arm. Importantly, this FORTIFI-HN01 Phase 2/3 trial design enables the patients enrolled in the optimal dose treatment arm during dose selection to contribute to the primary analyses of the FORTIFI-HN01 Phase 2/3 trial, while those enrolled in the non-optimal treatment arm will not.

Figure 21. FORTIFI-HN01 Phase 2/3 trial is designed such that patients enrolled in dose selection at the optimal dose will contribute to the final efficacy analyses, while those at the non-optimal dose will not contribute to the final efficacy analyses.

FORTIFI-HN01 optimal biological dose (OBD) decision will be informed by the totality of both open-label and randomized data in the FORTIFI-HN01 Phase 2/3 trial

The dose determination in FORTIFI-HN01 Phase 2/3 trial will be informed by not only the 10-20 patients in each ficerafusp alfa containing treatment arm, but also open label data sets from our Phase 1/1b trial, as demonstrated in Figure 22 below. This includes data previously presented from our dose expansion cohort evaluating 1500mg QW of ficerafusp alfa in combination with pembrolizumab in HPV-negative R/M HNSCC. Additionally, we currently have an ongoing open-label expansion cohort of approximately 30 patients with HPV-negative R/M HNSCC to evaluate a 750mg weekly dose that will also help inform the dose selection. We believe this ongoing expansion cohort will be critical to assess the extended safety and durability of 750mg QW dose of ficerafusp alfa, given it will have at least 1 year of follow up in all patients by the time of dose selection.

Figure 22: The totality of data in 1L HPV-negative R/M HNSCC will inform the dose selection in FORTIFI-HN01 Phase 2/3 trial

Separately, we are also evaluating alternative dosing schedules, such as a once every two weeks (Q2W) dose that will not impact the FORTIFI-HN01 Phase 2/3 trial dose selection or trial itself but may inform a bridging strategy to a Q2W dose in parallel to FORTIFI-HN01 Phase 2/3 trial and in advance of a potential approval.

Potential expansion opportunities for ficerafusp alfa

We believe that there is potential to expand the use of ficerafusp alfa to other populations of HNSCC patients. Preliminary data from our dose escalation cohort in combination with pembrolizumab have shown durable responses in R/M patients who are refractory to both cetuximab and pembrolizumab, and in patients with a CPS of zero. These early data potentially suggest an ability for ficerafusp alfa to synergize with pembrolizumab in checkpoint-refractory tumors, and we have initiated an expansion cohort in patients with HPV-negative R/M HNSCC with a CPS of zero and expect to present preliminary efficacy data at a future medical meeting in 2026. Should we see responses beyond what is typically expected with chemotherapy regimens, we believe there is an opportunity to expand the development of ficerafusp alfa in combination with pembrolizumab to the approximately 20% of the R/M HNSCC that do not express PD-L1 and provide a chemotherapy-free alternative. Additionally, in R/M HNSCC, given the results observed in our Phase 1/1b expansion cohort in HPV-positive patients with a history of heavy smoking, we plan to initiate an additional expansion cohort in these patients in the first half of 2025.

In addition, the encouraging anti-tumor activity of ficerafusp alfa, specifically its durability and its tolerability profile, suggests that there is potential to develop it for the treatment of HPV-negative LA-HNSCC. Treatment for LA-HNSCC often involves combinations of radiation therapy and chemotherapy or cetuximab, and potentially surgical resection for eligible candidates. Radiation therapy has been associated with increases in TGF-β and thus there is mechanistic rationale to explore ficerafusp in combination with radiation therapy in LA-HNSCC. Not only does this approach target potential resistance early in the course of disease, but it may also reduce potential effects of radiation therapy such as scarring and fibrosis to preserve organ function and improve quality of life in patients. We believe that our investigator-initiated studies will start in 2025 to signal-seek in several areas in LA-HNSCC, including in the neoadjuvant setting.

Ficerafusp alfa expansion into colorectal cancer (CRC)

Beyond HNSCC, we believe that there is also potential to develop ficerafusp alfa both in monotherapy and in combination for the treatment of other EGFR-expressing tumors, such as colorectal cancer where EGFR-targeted therapies have already demonstrated clinical efficacy, and are key agents of current standard of care. Importantly in CRC, TGF-β inhibition has the potential to improve upon both the efficacy and durability of existing therapies. As highlighted previously, TGF-β impacts metastasis in CRC in several ways including EMT, in which tumor cells transition to become more invasive and spread to distant sites. Upon treatment with EGFR therapy, increases in TGF-β levels, EMT signature, and cancer associated fibroblasts have been observed in CRC, which supports the rationale to simultaneous inhibit TGF-β while targeting EGFR with ficerafusp alfa. Additionally, TGF-β facilitates metastasis in CRC by promoting angiogenesis, immunosuppression, and stemness.

We plan to initiate an initial Ph. 1/2 proof of concept study in unresectable, metastatic CRC patients in 2025. This study will evaluate ficerafusp alfa as a monotherapy and in combination with pembrolizumab in microsatellite stable (MSS) patients that do not have a RAS/BRAF mutation and who have received 2-3 prior lines of therapy. As highlighted in Figure 23 below, the initial cohorts will enroll ~20 patients in Stage 1 to evaluate safety, tolerability, and preliminary efficacy, with the opportunity to expand to ~50 patients in each arm pending a positive signal.

Figure 23: Overview of Ph.1/2 study evaluating ficerafusp alfa monotherapy or in combination with pembrolizumab in metastatic CRC

Ficerafusp alfa expansion into squamous cell carcinoma of the anal canal (SCAC)

The global incidence and mortality of anal cancer have increased in recent years, with more than 54,000 cases and 22,000 deaths reported in 2022; the most common form of anal cancer is squamous cell carcinoma of the anal canal (SCAC). Treatments for advanced SCAC often include combination chemotherapy with carboplatin and paclitaxel or other chemotherapy combinations, followed by PD-1 immune checkpoint blockade. Anti-PD1 monotherapy has limited efficacy in patients with treatment-refractory advanced SCAC. For example, results from the KEYNOTE-158 study of pembrolizumab alone in 2L SCAC showed an ORR = 11%, DCR = 26% and 12-month PFS rate of 15%.

Preliminary data from our Phase 1/1b dose expansion cohort evaluating 1500mg of ficerafusp alfa in combination with pembrolizumab in second-line or later SCAC patients was recently presented in a poster session at the 2025 American Society of Clinical Oncology Gastrointestinal (ASCO-GI) Cancers Symposium in January 2025. This cohort enrolled locally advanced / unresectable or metastatic SCAC patients who had received 1-2 prior lines of chemotherapy and had not previously received a checkpoint inhibitor. As depicted in Figure 24 below, the combination demonstrated a meaningful 29% (8/28) ORR, as well as a 64% (18/28) DCR. Median duration of response for patients who demonstrated a CR or PR was not reached as of data cutoff, but included four patients with responses maintained for at least 6 months. Median PFS was 2.9 months with a 12-month PFS rate of 40.7%.

Importantly, the combination demonstrated activity in patients with liver metastasis with a 31% (4/13) ORR. Given these encouraging results, we plan to evaluate future development paths in SCAC, including potential development in the first-line setting.

Figure 24: Anti-tumor activity of ficerafusp alfa in combination with pembrolizumab in locally advanced / unresectable or metastatic SCAC previously treated with 1-2 prior lines of chemotherapy

Ficerafusp alfa expansion into cutaneous squamous cell carcinoma (CSCC)

We believe ficerafusp alfa has the potential to provide meaningful clinical benefit in CSCC, a cancer type that results in up to 8,800 deaths annually in the U.S and in which there is a strong biologic rationale for the dual inhibition of both EGFR and TGF-β. We have demonstrated preliminary activity of ficerafusp alfa as a monotherapy in CSCC in our ongoing Phase 1/1b trial. As shown in Figure 25, ficerafusp alfa showed a preliminary 42% (5/12) ORR as a second-line therapy in patients with CSCC who were refractory to a PD-1 checkpoint inhibitor, a population in which historical response rates are approximately 5% with chemotherapy. This cohort continues to enroll patients and we expect to share updates to this preliminary data set at a future medical meeting in the first half of 2025.

Figure 25. ficerafusp alfa monotherapy led to a preliminary 42% (5/12) ORR in 12 patients

Competition

The biotechnology and pharmaceutical industries are characterized by intense competition to develop new products and technologies. We compete directly with companies dedicating their resources to advance novel therapies for the treatment of cancer. We face substantial competition from multiple sources, including large pharmaceutical and biotechnology companies, academic research institutions, governmental agencies and public and private research institutions. We anticipate that we will continue to face increasing competition as new therapies, technologies and data emerge within the field of oncology and, more specifically, for the treatment of HNSCC.

We expect to compete with commercially available therapies for the treatment of HNSCC, including pembrolizumab (marketed as Keytruda by Merck & Co); the combination of pembrolizumab, platinum chemotherapy and 5-fluorouracil; and the combination of cetuximab (marketed as Erbitux by Eli Lilly in the U.S. and by Merck KGaA outside of the U.S.), platinum chemotherapy and 5-fluorouracil. In addition, there are numerous companies that are developing new treatments for HNSCC, including Merck & Co, Pfizer Inc., Johnson & Johnson, Exelixis, Inc., Incyte Corporation, Beigene, Ltd., Merus N.V., iTeos Therapeutics Inc., Immutep, Inc., Inhibrix Biosciences, Inc., Iovance Biotherapeutics, Inc., Kura Oncology, Inc. and ALX Oncology Holdings, Inc.

Some of our competitors have significantly greater financial resources and expertise in areas such as research and development, manufacturing, regulatory protocols and marketing. Mergers and acquisitions in the pharmaceutical, biopharmaceutical and biotechnology industries may result in a concentration of incremental resources amongst a fewer number of our competitors. Early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with larger and more well-established companies. These companies also compete with us in the recruitment and retainment of top qualified scientific and/or management personnel, establishment of clinical trial sites and patient registration for clinical trials and acquisition of technologies complementary to, or necessary for, our programs.

If our product candidates do not offer sustainable advantages over other available products, we may not be able to successfully compete against current and future competitors. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly, resulting in a stronger or dominant market position before we are able to enter the market. The key factors that will ultimately affect the success of our bifunctional therapies, if approved, are likely their safety, efficacy, convenience and cost.

Contract Transfer And License Agreement with Biocon

On October 1, 2019, we entered into a Contract Transfer and License Agreement, or the Biocon Agreement, with Biocon Limited, or Biocon. Pursuant to the Biocon Agreement, we and Biocon agreed that Biocon would grant us a license, with the right to grant and authorize sublicenses to make, use, sell, offer to sell, import, and otherwise exploit certain fusion protein products of which ficerafusp alfa was the most advanced program. Under the Biocon Agreement, Biocon also assigns to us the “Assumed Contracts,” which include master services agreements, an authorization letter, an evaluation license agreement with Life Technologies Corporation, or the Life Technologies Agreement, consultancy agreements, a research agreement and a quality agreement.

Each Assumed Contract was fully transferred to us at the time we executed the Biocon Agreement. With exception of the Life Technologies Agreement, each Assumed Contract has been terminated. While the Life Technologies Agreement is still in effect, it imposes no material obligations on us and no costs have been incurred since 2019.

In connection with the Biocon Agreement, we paid INR 550 million as consideration for the license grant. Under the Biocon Agreement, Biocon is required on a calendar quarterly basis to deliver any additional materials or know-how relating to the product up until a mid-single digit anniversary from the effective date of the Biocon Agreement. In the event of an acquisition of all or substantially all of our assets and business by a third party, this obligation shall terminate. Additionally, we have assumed sole responsibility for complying with any post-approval developments and post-marketing activities such as routine and non-routine pharmacovigilance monitoring and post-marketing surveillance for the products – including any and all clinical trials.

The Biocon Agreement is governed by English law and does not contain any termination rights. Under English law, we and Biocon could mutually agree to terminate the Biocon Agreement. Additionally, there are no future milestone payments, royalty terms or any additional payments required.

Clinical Trial Collaboration And Supply Agreement with MSD

On May 19, 2022, we entered into a Clinical Trial Collaboration and Supply Agreement, or the MSD Agreement, with MSD International GmbH, or MSDIG, and MSD International Business GmbH, MSDIB, and collectively with MSDIG, MSD. Pursuant to the MSD Agreement, we provide ficerafusp alfa and MSD provides pembrolizumab to be used in combination in a clinical trial sponsored by us. The clinical trial is a First-in-Human, Phase 1/1b, Open-label, Multicenter Study intended to characterize the safety, tolerability and recommended dose of single agent ficerafusp alfa and combination ficerafusp alfa plus pembrolizumab. To facilitate such collaboration activities and information exchange and pursuant to the MSD Agreement, we and MSD created a joint development committee with an equal number of representatives from each party.

Pursuant to the MSD Agreement, all clinical data resulting from the portion of the clinical trial involving the combination of ficerafusp alfa and pembrolizumab is jointly owned by both us and MSD. We own all clinical data resulting from the part of the clinical trial involving ficerafusp alfa alone or in combination with other treatments that are not pembrolizumab, and MSD owns all clinical data resulting from the part of the clinical trial involving pembrolizumab alone or in combination with other treatments that are not ficerafusp alfa.

The MSD Agreement also sets forth our regulatory responsibilities as the sponsor of the clinical trial – such as obtaining all necessary regulatory approvals, maintaining reports and other related documentation in a scientific and legally compliant manner, and handling safety reporting. Prior to dosing any patient with MSD’s compound, we are required to organize and invite MSD to attend a safety review meeting to discuss the most recent clinical safety data (and other data reasonably requested by MSD to evaluate the safety of the proposed study arms). We have also been responsible for preparing the patient informed-consent form for MSD’s compound study (in consultation with MSD) and transmitting data on severe adverse events from the MSD compound study to MSD. Each party is responsible for its own internal costs and expenses to support the clinical trials.

The term of the MSD Agreement commenced on May 19, 2022 and will expire once we deliver the final documents, signifying the completion of the clinical trial, unless the MSD Agreement is earlier terminated in accordance with the terms of the MSD Agreement. Pursuant to the MSD Agreement, MSD may terminate the MSD Agreement early if it believes its products are being used unsafely. Either party may terminate the MSD Agreement early for breach, regulatory action, force majeure, or concerns about patient safety. Additionally, either party may terminate the MSD Agreement early if one is planning to discontinue development of its own compound for medical, scientific or legal reasons.

Intellectual Property

We seek to protect the intellectual property and proprietary technology that we consider important to our business, including by pursuing patent applications that cover our product candidates and methods of using the same, as well as any other relevant inventions and improvements that we believe to be commercially important to the development of our business. We also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary and intellectual property position. Our commercial success depends, in part, on our ability to obtain, maintain, enforce and protect our intellectual property and other proprietary rights for the technology, inventions and improvements we consider important to our business, and to defend any patents we may own or in-license in the future, prevent others from infringing any patents we may own or in-license in the future, preserve the confidentiality of our trade secrets, and operate without infringing, misappropriating or otherwise violating the valid and enforceable patents and proprietary rights of third parties.

As with other biotechnology and pharmaceutical companies, our ability to maintain and solidify our proprietary and intellectual property position for our product candidates and technologies will depend on our success in obtaining effective patent claims and enforcing those claims if granted. However, our pending patent applications, and any patent applications that we may in the future file or license from third parties, may not result in the issuance of patents and any issued patents we may obtain do not guarantee us the right to practice our technology or commercialize our product candidates. We also cannot predict the breadth of claims that may be allowed or enforced in any patents we may own or in-license in the future. Any issued patents that we may own or in-license in the future may be challenged, invalidated, circumvented or have the scope of their claims narrowed. In addition, because of the extensive time required for clinical development and regulatory review of a product candidate we may develop, it is possible that, before any of our product candidates can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby limiting the protection such patent would afford the respective product and any competitive advantage such patent may provide.

The term of individual patents depends upon the date of filing of the patent application, the date of patent issuance and the legal term of patents in the countries in which they are obtained. In most countries, including the United States, the patent term is 20 years from the earliest filing date of a nonprovisional patent application. In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the USPTO in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier expiring patent. The term of a patent claiming a new drug product may also be eligible for a limited patent term extension when FDA approval is granted, provided statutory and regulatory requirements are met. The restoration period granted on a patent covering a product is typically one-half the time between the effective date of a clinical investigation involving human beings is begun and the submission date of an application, plus the time between the submission date of an application and the ultimate approval date. The restoration period cannot be longer than five years, and the restoration period may not extend the patent term beyond 14 years from the date of FDA approval. Only one patent applicable to an approved product is eligible for the extension, and only those claims covering the approved product, a method for using it, or a method for manufacturing it may be extended. Additionally, the application for the extension must be submitted prior to the expiration of the patent in question. A patent that covers multiple products for which approval is sought can only be extended in connection with one of the approvals. The United States Patent and Trademark Office reviews and approves the application for any patent term extension or restoration in consultation with the FDA. In the future, if our product candidates receive approval by the FDA, we expect to apply for patent term extensions on one issued patent covering each of those products, depending upon the length of the clinical studies for each product and other factors. There can be no assurance that patents will issue from our current or future pending patent applications, or that we will benefit from any patent term extension or favorable adjustments to the terms of any patents we may own or in-license in the future. In addition, the actual protection afforded by a patent varies on a product-by-product basis, from country-to-country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent. Patent term may be inadequate to protect our competitive position on our products for an adequate amount of time.

Our policy is to file patent applications to protect technology, inventions and improvements to inventions that may be commercially important to the development of our business. We seek patent protection in the U.S. and foreign countries for a variety of technologies, including our ficerafusp alfa product candidate and methods of treating cancer using the same.

Ficerafusp alfa

We have an exclusive license from Biocon Limited to one patent family directed to ficerafusp alfa and other fusion proteins. As of December 31, 2024, the patent contains one U.S. patent directed to ficerafusp alfa composition of matter; one U.S. patent directed to methods of using ficerafusp alfa; one European patent directed to ficerafusp alfa composition of matter and its use; and one issued patent in each of Australia, Canada, India, Japan, New Zealand, Russia, Malaysia, and the United Arab Emirates, each related to ficerafusp alfa. Each of the U.S. and foreign patents is expected to expire in 2033; in each instance provided that all appropriate maintenance fees are paid and not including any patent term adjustment, patent term extension, Supplementary Protection Certificate, or SPC, or the like. The patent family also contains a number of pending patent applications in the U.S., Europe, Canada, and China. Any patents that issue based on these patent applications, if granted and all appropriate maintenance fees paid, are expected to expire in 2033, not including any patent term adjustment, patent term extension, SPC, or the like.

As of December 31, 2024, we also solely own a patent portfolio containing four patent families each containing pending patent applications that, if issued, may provide additional intellectual property protection for ficerafusp alfa. Each of the four patent families in this patent portfolio are listed below.

As of December 31, 2024, we solely own one patent family directed to formulations of ficerafusp alfa that contains pending patent applications in the U.S., Australia, Brazil, Canada, China, Europe, Hong Kong, India, Japan, New Zealand, and the United Arab Emirates. Any patents that issue based on these patent applications, if granted and all appropriate maintenance fees paid, are expected to expire in 2041, not including any patent term adjustment, patent term extension, SPC, or the like.

As of December 31, 2024, we solely own one patent family directed to methods of using ficerafusp alfa in combination with programmed cell death protein 1, or PD1, targeting agents that contains pending patent applications in the U.S., Australia, Brazil, Canada, China, Europe, Hong Kong, India, Japan, New Zealand, and the United Arab Emirates. Any patents that issue based on these patent applications, if granted and all appropriate maintenance fees paid, are expected to expire in 2041, not including any patent term adjustment, patent term extension, SPC, or the like.

As of December 31, 2024, we solely own one patent family directed to methods of using ficerafusp alfa in combination with Kirsten ras oncogene homolog, or KRAS, targeting agents that contains a pending U.S. patent application, a pending PCT patent application, and a pending Taiwanese patent application. Any patents that issue based on these patent applications, if granted and all appropriate maintenance fees paid, are expected to expire in 2044, not including any patent term adjustment, patent term extension, SPC, or the like.

Manufacturing

We have leveraged multiple third-party manufacturers to support the manufacturing of ficerafusp alfa for clinical trials and, if we receive regulatory approval, we intend to rely on such third parties for commercial manufacture. We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We believe this strategy will enable us to maintain a nimble, efficient, and effective working model without making significant internal capital investments. We are focused on developing high-yield and scalable processes and analytical methods for the manufacture of ficerafusp alfa. We believe our manufacturing scale will support drug supply for our future clinical trials and commercial demand for ficerafusp alfa to treat R/M HNSCC squamous cell carcinoma, if approved. We currently obtain our supplies from third-party manufacturers on a purchase order basis and do not have any long-term supply agreements in place. Specifically, Biocon Biologics, Ltd., Syngene and WuXi Bio are our principal clinical drug suppliers, amongst others, and Thermo Fisher Scientific and affiliated entities are our drug product and packaging suppliers. We are currently considering options for commercial product suppliers and will finalize our decisions in due course. To de-risk our supply chain, and as we advance toward potential commercialization, we intend to enter into long-term supply agreements as well as evaluate additional product manufacturing sources.

Government Regulation

Government authorities in the U.S., including federal, state, and local authorities, and in other countries, extensively regulate, among other things, the manufacturing, research and clinical development, marketing, labeling and packaging, storage, distribution, post-approval monitoring and reporting, advertising and promotion, and export and import of biological products, such as those we are developing. In addition, some government authorities regulate the pricing of such products. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local, and foreign statutes and regulations require the expenditure of substantial time and financial resources.

Review and Approval for Licensing Biologics in the U.S.

In the U.S., the FDA regulates biological products under the Federal Food, Drug, and Cosmetic Act, or the FDCA, the Public Health Service Act, or the PHSA, and their implementing regulations. FDA approval is required before any biological product can be marketed in the U.S. Biological products are also subject to other federal, state, and local statutes and regulations. If we fail to comply with applicable FDA or other requirements at any time during the product development process, clinical testing, the approval process or after approval, we may become subject to administrative or judicial sanctions or other consequences, including the FDA’s refusal to allow us to proceed with clinical testing, issuance of clinical holds for planned or ongoing studies, refusal to approve pending applications, license suspension or revocation, withdrawal of an approval, issuance of untitled or warning letters, product recalls, product seizures, import detentions or refusals, total or partial suspension of manufacturing or distribution, injunctions, fines, civil penalties or criminal prosecution. Any such action could have a material adverse effect on us.

The process required by the FDA before product candidates may be marketed in the U.S. generally involves the following:

•completion of extensive nonclinical laboratory tests and nonclinical animal studies in compliance with applicable good laboratory practices, or GLP, requirements;

•submission to the FDA of an investigational new drug, or IND, application, which must become effective before human clinical trials may begin in the U.S. and must be updated annually;

•approval by an independent institutional review board, IRB, or ethics committee representing each clinical site before each clinical trial may be initiated;

•performance of adequate and well-controlled human clinical trials in accordance with good clinical practices, or GCPs, to establish the safety and efficacy of the product candidate for each proposed indication;

•manufacture of the drug substance and drug product in accordance with the FDA’s current good manufacturing practice, or cGMP, requirements, along with required analytical and stability testing;

•preparation of and submission to the FDA of a biologics license application, or BLA, requesting marketing approval for one or more proposed indications, that includes sufficient evidence of establishing the safety, purity and potency of the proposed biological product for its intended indication, including from results of nonclinical testing and clinical trials;

•review of the product application by an FDA Advisory Committee, where appropriate and if applicable;

•a determination by the FDA within 60 days of its receipt of a BLA to file the application for review;

•satisfactory completion of one or more FDA pre-approval inspections of the manufacturing facility or facilities where the proposed product is produced to assess compliance with cGMPs and to assure that the facilities, methods, and controls are adequate to preserve the product’s identity, quality, and strength;

•satisfactory completion of any FDA audits of the nonclinical studies and clinical trial sites to assure compliance with GLPs and GCPs, as applicable, and the integrity of data in support of the BLA;

•payment of user fees under the Prescription Drug User Fee Act, or the PDUFA, unless exempted; and

•the FDA’s review and approval of the BLA.

The nonclinical and clinical testing and approval process requires substantial time, effort, and financial resources, and we cannot be certain that any approvals for our product candidates will be granted on a timely basis, if at all.

Nonclinical Studies and Investigational New Drug Application

Before testing any biological product in humans, a product candidate must undergo rigorous preclinical testing. Preclinical studies include laboratory evaluations of product chemistry, formulation, and stability, as well as in vitro and animal studies to assess safety and in some cases to establish the rationale for therapeutic use. The conduct of preclinical studies is subject to federal and state regulation and requirements, including GLP requirements for safety/toxicology studies. The results of the preclinical studies, together with manufacturing information and analytical data, must be submitted to the FDA as part of an IND.

An IND is a request for authorization from the FDA to administer an investigational biological product to humans in clinical trials in the U.S. The central focus of an IND submission is on the general investigational plan, the protocol(s) for human trials and the safety of trial participants. The IND also includes results of animal and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology, and pharmacodynamic characteristics of the product; chemistry, manufacturing and controls information; and any available human data or literature to support the use of the investigational product. An IND must become effective before human clinical trials may begin. An IND will automatically become effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to the proposed clinical trials. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before clinical trials can begin. Accordingly, submission of an IND may or may not result in the FDA allowing clinical trials to commence.

At any time during the initial 30 day IND review period or while clinical trials are ongoing under the IND, the FDA may impose a partial or complete clinical hold. Clinical holds may be imposed by the FDA when there is concern for patient safety, and may be a result of new data, findings, or developments in clinical, nonclinical, and/or chemistry, manufacturing and controls or where there is non-compliance with regulatory requirements. A clinical hold would delay either a proposed clinical trial or cause suspension of an ongoing trial, until all outstanding concerns have been adequately addressed and the FDA has notified the company that investigations may proceed. A separate submission to an existing IND must also be made for each successive clinical trial to be conducted, and the FDA must grant permission, either explicitly or implicitly by not objecting, before each clinical trial can begin.

Clinical Trials

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the trial, the inclusion and exclusion criteria, the parameters to be used in monitoring safety, and the efficacy criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND.

Additionally, approval must also be obtained from each clinical trial site’s IRB, before the trials may be initiated and the IRB must monitor the trial until completed. The IRB will consider, among other things, clinical trial design, patient informed consent, ethical factors, the safety of human subjects and the possible liability of the institution. There are also requirements governing the reporting of ongoing clinical trials and clinical trial results to public registries, including on clinicaltrials.gov.

The clinical investigation of a biological product is generally divided into three or four phases. Although the phases are usually conducted sequentially, they may overlap or be combined.

Phase 1. The investigational product is initially introduced into healthy human subjects or, in the case of some products designed to address severe or life-threatening diseases, patients with the target disease or condition. These trials are designed to evaluate the safety, dosage tolerance, metabolism and pharmacologic actions of the investigational product in humans, the side effects associated with increasing doses, and if possible, to gain early evidence on effectiveness.

Phase 2. The investigational product is administered to a limited patient population to evaluate dosage tolerance and optimal dosage, identify possible adverse side effects and safety risks, and preliminarily evaluate efficacy.

Phase 3. The investigational product is administered to an expanded patient population, generally at geographically dispersed clinical trial sites to generate enough data to statistically evaluate safety, purity and potency, to evaluate the overall benefit-risk profile of the investigational product, and to provide an adequate basis for physician labeling.

Phase 4. In some cases, the FDA may condition approval of a BLA for a product candidate on the sponsor’s agreement to conduct additional clinical trials after approval or a sponsor may voluntarily conduct additional clinical trials after approval to gain more information about the biological product. Such post-approval trials are typically referred to as Phase 4 clinical trials.

Sponsors must also report to the FDA, within certain timeframes, serious and unexpected adverse reactions, any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator’s brochure, or any findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the product candidate. The FDA, the IRB, or the clinical trial sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data and safety monitoring board or committee. This group provides authorization for whether or not a trial may move forward at designated check points based on access to certain data from the trial. We may also suspend or terminate a clinical trial based on evolving business objectives or competitive climate.

A sponsor of an investigational biological product for a serious disease or condition is required to make available, such as by posting on its website, its policy on evaluating and responding to requests for individual patient access to such investigational biological product. This requirement applies on the earlier of the first initiation of a Phase 2 or Phase 3 trial of the investigational biological product or, as applicable, 15 days after the biological product receives a designation as a breakthrough therapy or fast track product.

Concurrent with clinical trials, sponsors usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the product candidate and finalize a process for manufacturing the drug product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and manufacturers must develop, among other things, methods for testing the identity, strength, quality, and purity of the final drug product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

During the development of a new biologic, sponsors are given opportunities to meet with the FDA at certain points. These points may be prior to submission of an IND, at the end of Phase 1, at the end of Phase 2, and before a BLA is submitted. Meetings at other times may be requested. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date, for the FDA to provide advice, and for the sponsor and the FDA to reach agreement on the next phase of development.

Submission of a BLA to the FDA

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, detailed investigational product information is submitted to the FDA in the form of a BLA requesting approval to market the product for one or more indications. Under federal law, the submission of most BLAs is subject to an application user fee, and the sponsor of an approved BLA is also subject to an annual program fee for each approved biological product on the market. Applications for orphan drug products are exempted from the BLA application fee and may be exempted from program fees, unless the application includes an indication for other than a rare disease or condition.

A BLA must include all relevant data available from pertinent nonclinical studies and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls, and proposed labeling, among other things. Data can come from company-sponsored clinical trials intended to test the safety and effectiveness of a use of a product, or from a number of alternative sources, including trials initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and effectiveness of the investigational product to the satisfaction of the FDA.

The FDA conducts a preliminary review of all BLAs within the first 60 days after submission before accepting them for filing to determine whether they are sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an application for filing. Under the performance goals and policies implemented by the FDA under PDUFA, once a BLA has been submitted, the FDA’s goal for novel biological products generally is to review the application within ten months after it accepts the application for filing, or, if the application is granted priority review, six months after the FDA accepts the application for filing. The FDA does not always meet its PDUFA goal dates, and the review process may be extended. For example, the review process and the PDUFA goal date may be extended by three months if the FDA requests or if the applicant otherwise provides additional data, analysis or information that FDA deems a major amendment.

Before approving a BLA, the FDA typically will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA, the FDA will typically inspect the sponsor and one or more clinical sites to assure compliance with GCPs. Material changes in manufacturing equipment, location, or process post-approval, may result in additional regulatory review and approval.

The FDA is required to refer an application for a novel biological product to an advisory committee or explain why such referral was not made. An advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

The FDA’s Decision on a BLA

On the basis of the FDA’s evaluation of the application and accompanying information, including the results of the inspection of the manufacturing facilities and any FDA inspections of nonclinical and clinical trial sites to assure compliance with GLPs or GCPs, the FDA may approve the BLA or issue a complete response letter. Under the PHSA, the FDA may approve a BLA if it determines the product is safe, pure, and potent, and that the facility in which the product will be manufactured, processed, packaged or held meets standards designed to assure the product’s continued safety, purity and potency. If the FDA determines the product meets those standards, it may issue an approval letter authorizing commercial marketing of the biological product with specific prescribing information for specific indications. If the application is not approved, FDA will issue a complete response letter, which indicates that the review cycle of the application is complete and the application is not ready for approval. A complete response letter will identify the deficiencies that prevent the FDA from approving the application and may require additional clinical data or an additional Phase 3 clinical trial(s), or other significant, expensive and time-consuming requirements related to clinical trials, nonclinical studies or manufacturing. Even if such additional information is submitted, the FDA may ultimately decide that the BLA does not satisfy the criteria for approval and issue a denial.

The FDA could also approve the BLA with a Risk Evaluation and Mitigation Strategy, or REMS, program to mitigate risks, which could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling, development of adequate controls and specifications, or a commitment to conduct one or more post-market studies or clinical trials. Such post-market testing may include Phase 4 clinical trials and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization.

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biological product intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the U.S., or more than 200,000 individuals in the U.S. and for which there is no reasonable expectation that the cost of developing and making a drug or biological product available in the U.S. for this type of disease or condition will be recovered from sales of the product. Orphan product designation must be requested before submitting a BLA. After the FDA grants orphan product designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan product designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

Orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. Additionally, if a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug or biological product for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity.

The period of exclusivity begins on the date that the marketing application is approved by the FDA and applies only to the indication for which the product has been designated. The FDA may approve a second application for the same product for a different use or a second application for a clinically superior version of the product for the same use. The FDA cannot, however, approve the same product made by another manufacturer for the same indication during the market exclusivity period unless it has the consent of the sponsor, or the sponsor is unable to provide sufficient quantities. If a drug or biological product designated as an orphan product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan product exclusivity. Orphan medicinal product status in the European Union has similar, but not identical, benefits.

The FDA has historically taken the position that the scope of orphan exclusivity aligns with the approved indication or use of a product, rather than the disease or condition for which the product received orphan designation. However, in Catalyst Pharms., Inc. v. Becerra, 14 F.4th 1299 (11th Cir. 2021), the court disagreed with this position, holding that orphan-drug exclusivity blocked the FDA’s approval of the same drug for all uses or indications within the same orphan-designated disease. On January 24, 2023, the FDA published a notice in the Federal Register to clarify that the FDA intends to continue to apply its longstanding interpretation of the regulations to all matters outside of the scope of the Catalyst order and will continue tying the scope of orphan-drug exclusivity to the uses or indications for which a drug is approved. It is unclear how future litigation, legislation, agency decisions, and administrative actions will impact the scope of orphan drug exclusivity.

Expedited Review Programs

The FDA offers a number of expedited development and review programs for qualifying product candidates.

New biological products are eligible for fast track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast track designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor of a new biologic may request that the FDA designate the biologic as a fast track product at any time during the clinical development of the product. The sponsor of a fast track product has opportunities for more frequent interactions with the applicable FDA review team during product development and, once a BLA is submitted, the product candidate may be eligible for priority review. A fast track product may also be eligible for rolling review, where the FDA may consider for review sections of the BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the BLA, the FDA agrees to accept sections of the BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the BLA.

A product candidate intended to treat a serious or life-threatening disease or condition may also be eligible for breakthrough therapy designation to expedite its development and review. A product candidate can receive breakthrough therapy designation if preliminary clinical evidence indicates that the product candidate, alone or in combination with one or more other drugs or biologics, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the fast track program features, as well as more intensive FDA interaction and guidance beginning as early as Phase 1 and an organizational commitment to expedite the development and review of the product candidate, including involvement of senior managers.

Any marketing application for a biologic submitted to the FDA for approval, including a product candidate with a fast track designation and/or breakthrough therapy designation, may be eligible for other types of FDA programs intended to expedite development and review, such as priority review. An application for a biological product will receive priority review designation if it is for a biological product that treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. The FDA will attempt to direct additional resources to the evaluation of an application for a new biological product designated for priority review in an effort to facilitate the review. For original BLAs, priority review designation means the FDA’s goal is to take action on the marketing application within six months of the 60-day filing date (as compared to ten months under standard review).

Fast track designation, breakthrough therapy designation, and priority review do not change the standards for approval but may expedite the development or approval process. Even if a product candidate qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

Accelerated Approval

Product candidates studied for their safety and effectiveness in treating serious conditions may receive accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA will generally require the sponsor to perform adequate and well-controlled post-marketing clinical studies to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. Under the Food and Drug Omnibus Reform Act of 2022, or FDORA, the FDA may require, as appropriate, that such trials be underway prior to approval or within a specific time period after the date of approval for a product granted accelerated approval. Under FDORA, the FDA has increased authority for expedited procedures to withdraw approval of a biologic or indication approved under accelerated approval if, for example, the sponsor fails to conduct the required post-marketing studies or if such studies fail to verify the predicted clinical benefit. In addition, for products being considered for accelerated approval, the FDA generally requires, unless otherwise informed by the FDA, that all advertising and promotional materials intended for dissemination or publication within 120 days of marketing approval be submitted to FDA for review during the pre-approval period. After 120 days following marketing approval, unless otherwise informed by the FDA, advertising and promotional materials must be submitted at least 30 days prior to the intended time of initial dissemination or publication.

Post-Approval Requirements

Biological products manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new dosage forms, indications or other labeling claims, are subject to prior FDA review and approval.

Biological product manufacturers are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections for compliance with cGMPs. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon us and any third-party manufacturers that we may decide to use. Manufacturers and manufacturers’ facilities are also required to comply with applicable product tracking and tracing requirements and notify the FDA of counterfeit, diverted, stolen and intentionally adulterated products or products that are otherwise unfit for distribution in the U.S. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

A biological product may also be subject to official lot release, meaning that the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution. If the product is subject to official lot release, the manufacturer must submit samples of each lot, together with a release protocol showing a summary of the history of manufacture of the lot and the results of all of the manufacturer’s tests performed on the lot, to the FDA. The FDA may perform certain confirmatory tests on lots of some products before releasing the lots for distribution.

We rely, and expect to continue to rely, on third parties for the production of clinical quantities of our product candidates, and expect to rely in the future on third parties for the production of commercial quantities. Future FDA and state inspections may identify compliance issues at our facilities or at the facilities of our contract manufacturers that may disrupt production, or distribution, or may require substantial resources to correct. In addition, discovery of previously unknown problems with a product or the failure to comply with applicable requirements may result in restrictions on a product, manufacturer or holder of an approved BLA, including withdrawal or recall of the product from the market or other voluntary, FDA-initiated or judicial action that could delay or prohibit further marketing.

The FDA may suspend or revoke product license approvals if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. FDA has authority to require post-market studies, in certain circumstances, on reduced effectiveness of a biological product and FDA may require labeling changes related to new reduced effectiveness information. Other potential consequences of a failure to maintain regulatory compliance include, among other things:

•restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;

•issuance of safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warnings or other safety information about the product;

•untitled letters or warning letters;

•imposition of clinical holds on ongoing clinical trials;

•refusal of the FDA to approve pending BLAs or supplements to approved BLAs, or suspension or revocation of approved BLAs;

•product seizure or detention, or refusal to permit the import or export of products;

•mandated modification of promotional materials and labeling, and the issuance of corrective information;

•consent decrees, corporate integrity agreements, debarment or exclusion from federal healthcare programs; or

•fines, injunctions or the imposition of civil or criminal penalties.

The FDA strictly regulates marketing, labeling, advertising, and promotion of prescription drug products, including biological products. These regulations include, among other things, standards and regulations for direct-to- consumer advertising, communications regarding unapproved uses, industry-sponsored scientific and educational activities and promotional activities involving the internet and social media. Promotional claims about a drug’s safety or effectiveness are prohibited before the BLA is approved. Once a BLA is approved, the sponsor can only make those claims relating to safety, efficacy, purity and potency that are consistent with the biological product’s approved label. Additionally, promotional materials for prescription drug products must be submitted to the FDA in conjunction with their first use.

In the U.S., healthcare professionals are generally permitted to prescribe legally available drugs for uses that are not described in the product’s labeling and that differ from those approved by the FDA. The FDA does not regulate the practice of medicine or healthcare providers’ choice of treatments; however, FDA restricts manufacturers’ communications of off-label uses. If a company, including any agent of the company or anyone speaking on behalf of the company, is found to have promoted off-label uses, the company may become subject to adverse public relations and administrative and judicial enforcement by the FDA, the DOJ, or the Office of the Inspector General of HHS, as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes drug products. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

Pediatric Trials and Exclusivity

Under the Pediatric Research Equity Act of 2003, a BLA (or BLA supplement thereto) must contain data that are adequate to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. A sponsor who is planning to submit a marketing application for a biological product that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration must submit an initial Pediatric Study Plan, or PSP, within sixty days of an end of Phase 2 meeting or as may be agreed between the sponsor and FDA. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. Generally, development program candidates designated as orphan drugs are exempt from the above requirements. FDA and the sponsor must reach agreement on the PSP. A sponsor can submit amendments to an agreed upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from nonclinical studies, early phase clinical trials, and/or other clinical development programs.

The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. The FDA may send a non-compliance letter to any sponsor that fails to submit the required assessment, keep a deferral current or fails to submit a request for approval of a pediatric formulation. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation.

Pediatric exclusivity is another type of non-patent exclusivity in the U.S. and, if granted for a biologic, provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity for all formulations, dosage forms, and indications of the biologic, including the five-year and three-year non-patent and orphan exclusivity. This six-month exclusivity may be granted if a BLA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data, provided that at the time pediatric exclusivity is granted there is not less than nine months of term remaining. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted.

Patent Term Restoration

Depending upon the timing, duration, and specifics of the FDA approval of the use of our product candidates, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of a BLA, plus the time between the submission date and the approval of that application. Only one patent applicable to an approved product is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent and within 60 days of the product’s approval. The U.S. Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we may apply for restoration of patent term for one of our currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant BLA.

Biosimilars and Exclusivity

The Patient Protection and Affordable Care Act, or the ACA, signed into law on March 23, 2010, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or the BPCIA, which created an abbreviated approval pathway for biological products shown to be similar to, or interchangeable with, an FDA-licensed reference biological product. Biosimilarity, which requires that there be no clinically meaningful differences between the proposed biological product and the reference product in terms of safety, purity, and potency, can be shown through analytical studies, animal studies, and a clinical trial or trials. Interchangeability requires that a product is biosimilar to the reference product, can be expected to produce the same clinical results as the reference product and, for products administered multiple times, that the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic.

Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing that applicant’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity, and potency of its product. The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products. The first biologic submitted under the abbreviated approval pathway that is determined to be interchangeable with the reference product is eligible for a period of exclusivity against other biologics submitted under the abbreviated approval pathway during which time the FDA may not determine that another product is interchangeable with the same reference product for any condition of use. The FDA may approve multiple “first” interchangeable products so long as they are all approved on the same first day of marketing. This exclusivity period, which may be shared amongst multiple first interchangeable products, lasts for the lesser of (i) one year after the first commercial marketing, (ii) 18 months after approval if there is no legal challenge, (iii) 18 months after the resolution in the applicant’s favor of a lawsuit challenging the biologic’s patents if an application has been submitted, or (iv) 42 months after the application has been approved if a lawsuit is ongoing within the 42-month period. Products deemed “interchangeable” by the FDA may be readily substituted by pharmacies and such substitution is which are governed by state pharmacy law. The law also includes an extensive process for the innovator biologic and biosimilar manufacturer to litigate patent infringement, validity and enforceability prior to the approval of the biosimilar. Since the passage of the BPCIA, many states have passed laws or amendments to laws, including laws governing pharmacy practices to regulate the use of biosimilars.

Regulation of Companion Diagnostics

We believe that the success of certain of our product candidates may depend, in part, on the development and commercialization of a companion diagnostic. Companion diagnostics identify patients who are most likely to benefit from a particular therapeutic product; identify patients likely to be at increased risk for serious side effects as a result of treatment with a particular therapeutic product; or monitor response to treatment with a particular therapeutic product for the purpose of adjusting treatment to achieve improved safety or effectiveness. Companion diagnostics are regulated as medical devices by the FDA. In the U.S., the FDCA and its implementing regulations, and other federal and state statutes and regulations govern, among other things, medical device design and development, preclinical and clinical testing, premarket clearance or approval, registration and listing, manufacturing, labeling, storage, advertising and promotion, sales and distribution, export and import, and post-market surveillance. Unless an exemption or FDA exercise of enforcement discretion applies, diagnostic tests generally require marketing clearance or approval from the FDA prior to commercialization. The primary types of FDA marketing authorization applicable to a medical device are clearance of a premarket notification, or 510(k), application, grant of a de novo request for classification, or de novo grant, and approval of a premarket approval, or PMA, application.

To obtain 510(k) clearance for a medical device, or for certain modifications to devices that have received 510(k) clearance, a manufacturer must submit a premarket notification demonstrating that the proposed device is substantially equivalent to a previously cleared 510(k) device or to a preamendment device that was in commercial distribution before May 28, 1976, or a predicate device, for which the FDA has not yet called for the submission of a PMA. In making a determination that the device is substantially equivalent to a predicate device, the FDA compares the proposed device to the predicate device or predicate devices and assesses whether the subject device is comparable to the predicate device or predicate devices with respect to intended use, technology, design and other features which could affect safety and effectiveness. If the FDA determines that the subject device is substantially equivalent to the predicate device or predicate devices, the subject device may be cleared for marketing. The 510(k) premarket notification pathway generally takes from three to twelve months from the date the application is completed, but can take significantly longer.

For novel medical devices that are low to moderate risk and are not substantially equivalent to a predicate device, a manufacturer may request a risk-based classification determination, called a “Request for Evaluation of Automatic Class III Designation,” for the device in accordance with de novo classification process. This procedure allows a de novo requester whose novel device is automatically classified into Class III to request down-classification of its medical device into Class I or Class II on the basis that the device presents low or moderate risk, rather than requiring the submission and approval of a PMA. Under the FDCA, FDA must make a classification determination for the device that is the subject of a de novo request within 120 days of receipt of the request. However, as specified in FDA’s Medical Device User Fee Amendments of 2022, or MDUFA V, commitment letter, the FDA’s goal is to make a decision on most de novo requests within 150 FDA Days, although in practice the FDA’s review may take significantly longer. During the pendency of FDA’s review, the FDA may issue an additional information letter, which places the de novo request on hold and stops the review clock pending receipt of the additional information requested. In the event the de novo requestor does not provide the requested information within 180 calendar days, the FDA will consider the de novo request to be withdrawn.

The FDA may reject the de novo request if it identifies a legally marketed predicate device that would be appropriate for a 510(k) or determines that the device is not low to moderate risk or that General Controls would be inadequate to control the risks and Special Controls cannot be developed. In the event the FDA determines that the data and information submitted demonstrate that General Controls or General and Special Controls are adequate to provide reasonable assurance of safety and effectiveness, the FDA will grant the de novo request and a classification regulation will be established for the device type. When the FDA grants a de novo request for classification, the device is granted marketing authorization and can further serve as a predicate device for a future 510(k) by any person for future devices of that type.

PMA applications must be supported by valid scientific evidence, which typically requires extensive data, including technical, preclinical, clinical and manufacturing data, to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device. For diagnostic tests, a PMA application typically includes data regarding analytical and clinical validation studies. As part of its review of the PMA, the FDA will conduct a pre-approval inspection of the manufacturing facility or facilities to ensure compliance with the Quality System Regulation, or QSR, which requires manufacturers to follow design, testing, control, documentation and other quality assurance procedures. The FDA’s review of an initial PMA application is required by statute to take between six to ten months, although the process typically takes longer, and may require several years to complete. If the FDA evaluations of both the PMA application and the manufacturing facilities are favorable, the FDA will either issue an approval letter or an approvable letter, which usually contains a number of conditions that must be met in order to secure the final approval of the PMA. If the FDA’s evaluation of the PMA or manufacturing facilities is not favorable, the FDA will deny the approval of the PMA or issue a not approvable letter. A not approvable letter will outline the deficiencies in the application and, where practical, will identify what is necessary to make the PMA approvable. Once granted, PMA approval may be withdrawn by the FDA if compliance with post-approval requirements, conditions of approval or other regulatory standards is not maintained or problems are identified following initial marketing.

On July 31, 2014, the FDA issued a final guidance document addressing the development and approval process for “In Vitro Companion Diagnostic Devices.” According to the guidance document, for novel therapeutic products that depend on the use of a diagnostic test and where the diagnostic device could be essential for the safe and effective use of the corresponding therapeutic product, the premarket application for the companion diagnostic device should be developed and approved or cleared contemporaneously with the therapeutic, although the FDA recognizes that there may be cases when contemporaneous development may not be possible. However, in cases where a drug cannot be used safely or effectively without the companion diagnostic, the FDA’s guidance indicates it will generally not approve the drug without the approval or clearance of the diagnostic device. The FDA also issued a draft guidance in July 2016 setting forth the principles for co-development of an in vitro companion diagnostic device with a therapeutic product. The draft guidance describes principles to guide the development and contemporaneous marketing authorization for the therapeutic product and its corresponding in vitro companion diagnostic.

Once cleared or approved, the companion diagnostic device must adhere to post-marketing requirements including the requirements of the FDA’s quality system regulation, adverse event reporting, recalls and corrections along with product marketing requirements and limitations. Like biological product manufacturers, companion diagnostic manufacturers are subject to unannounced FDA inspections at any time during which the FDA will conduct an audit of the product(s) and the company’s facilities for compliance with its authorities.

Other Regulatory Matters

Manufacturing, sales, promotion and other activities of product candidates following product approval, where applicable, or commercialization are also subject to regulation by numerous regulatory authorities in the U.S. in addition to the FDA, which may include the Centers for Medicare & Medicaid Services, or CMS, other divisions of the Department of Health and Human Services, or HHS, the Department of Justice, the Drug Enforcement Administration, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency and state and local governments and governmental agencies.

European Union/Rest of World Government Regulation

In addition to regulations in the U.S., we will be subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of our products. The cost of establishing a regulatory compliance system for numerous varying jurisdictions can be very significant. Although many of the issues discussed above with respect to the United States apply similarly in the context of the European Union and in other jurisdictions, the approval process varies between countries and jurisdictions and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries and jurisdictions might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country or jurisdiction may negatively impact the regulatory process in others.

Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the United States have a similar process that requires the submission of a clinical trial application much like the IND prior to the commencement of human clinical trials. In the European Union, for example, a clinical trial authorization application must be submitted for each clinical trial protocol to each country’s national health authority and an independent ethics committee, much like the FDA and IRB, respectively. Under the EU Clinical Trials Regulation, this is now done through a single application submitted through the Clinical Trials Information System (CTIS), as described in more detail below.

The requirements and process governing the conduct of clinical trials vary from country to country. In all cases, the clinical trials are conducted in accordance with GCP, the applicable regulatory requirements, and the ethical principles that have their origin in the Declaration of Helsinki.

To obtain regulatory approval of a medicinal product under European Union regulatory systems, we must submit a marketing authorization application. The content of the BLA filed in the U.S. is similar to that required in the European Union, with the exception of, among other things, country-specific document requirements.

For other countries outside of the European Union, such as countries in Eastern Europe, Latin America or Asia, the requirements governing product licensing, pricing, and reimbursement vary from country to country.

Countries that are part of the European Union, as well as countries outside of the European Union, have their own governing bodies, requirements, and processes with respect to the approval of biological products. If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Clinical Trial Approval in the European Union

In April 2014, the European Union adopted the Clinical Trials Regulation (EU) No 536/2014, which replaced the Clinical Trials Directive 2001/20/EC on January 31, 2022. The Clinical Trials Regulation is directly applicable in all European Union Member States meaning no national implementing legislation in each European Union Member State is required. The Clinical Trials Regulation aims to simplify and streamline the approval of clinical trials in the European Union. The main characteristics of the regulation include: a streamlined application procedure via a single-entry point, through the CTIS; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts (Part I contains scientific and medicinal product documentation and Part II contains the national and patient-level documentation). Part I is assessed by a coordinated review by the competent authorities of all European Union Member States in which an application for authorization of a clinical trial has been submitted (Member States concerned) of a draft report prepared by a reference Member State. Part II is assessed separately by each Member State concerned. Strict deadlines have also been established for the assessment of clinical trial applications.

Marketing Authorization Procedures in the European Union

Medicines can be authorized in the European Union by using either the centralized authorization procedure or national authorization procedures.

The European Commission implemented the centralized procedure for the approval of human medicines to facilitate marketing authorizations that are valid throughout the European Economic Area, or the EEA, which is comprised of the Member States of the European Union plus Norway, Iceland, and Liechtenstein. The centralized procedure is administered by the European Medicines Agency, or EMA, and is compulsory for human medicines that are: derived from certain biotechnology processes, such as genetic engineering; contain a new active substance indicated for the treatment of certain diseases, such as HIV, AIDS, cancer, diabetes, neurodegenerative disorders or autoimmune diseases and other immune dysfunctions, advanced therapy medicines (gene therapy, somatic cell therapy or tissue-engineered medicines); and officially designated orphan medicines.

For medicines that do not fall within these categories, an applicant has the option of submitting an application for a centralized marketing authorization to the EMA, as long as the medicine concerned contains a new active substance not yet authorized in the European Union, is a significant therapeutic, scientific or technical innovation, or if its authorization would be in the interest of public health in the European Union.

Under the centralized procedure, the EMA’s Committee for Medicinal Products for Human Use, or the CHMP, is responsible for conducting the initial assessment of a product and for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing marketing authorization. Under the centralized procedure in the European Union, the maximum timeframe for the evaluation of a marketing authorization application is 210 days (excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP). Clock stops may extend the timeframe of evaluation of a marketing authorization application considerably beyond 210 days. Where the CHMP gives a positive opinion, it provides the opinion together with supporting documentation to the European Commission, who makes the final decision to grant a marketing authorization, which is issued within 67 days of receipt of the EMA’s recommendation. Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. In this circumstance, the EMA ensures that the opinion of the CHMP is given within 150 days, excluding clock stops, but it is possible that the CHMP can revert to the standard time limit for the centralized procedure if it considers that it is no longer appropriate to conduct an accelerated assessment.

Prior to obtaining a marketing authorization in the European Union, applicants must demonstrate compliance with all measures included in an EMA-approved pediatric investigation plan, or PIP, covering all subsets of the pediatric population, unless the EMA has granted a product-specific waiver, a class waiver, or a deferral for one or more of the measures included in the PIP. The Pediatric Committee of the EMA, or the PDCO, may grant deferrals for some medicines, allowing a company to delay development of the medicine for children until there is enough information to demonstrate its effectiveness and safety in adults. The PDCO may also grant waivers when development of a medicine for children is not needed or is not appropriate, such as for diseases that only affect the elderly population.

Data and Market Exclusivity in the European Union

In the European Union, innovative medicinal products approved on the basis of a complete and independent data package qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity. This data exclusivity, if granted, prevents regulatory authorities in the European Union from referencing the innovator’s pre-clinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar marketing authorization in the European Union, during a period of eight years from the date on which the reference product was first authorized in the European Union.

During an additional two-year period of market exclusivity, a generic or biosimilar marketing authorization application can be submitted and authorized, and the innovator’s data may be referenced, but no generic or biosimilar medicinal product can be placed on the European Union market until the expiration of the market exclusivity. The overall ten-year period will be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. There is no guarantee that a product will be considered by the EMA to be an innovative medicinal product, and products may not qualify for data exclusivity. Even if a product is considered to be an innovative medicinal product so that the innovator gains the prescribed period of data exclusivity, another company nevertheless could also market another version of the product if such company obtained a marketing authorization based on a marketing authorization application with a complete and independent data package of pharmaceutical tests, preclinical tests and clinical trials.

Reform of the Regulatory Framework in the European Union

The European Commission introduced legislative proposals in April 2023 that, if implemented, will replace the current regulatory framework in the European Union for all medicines (including those for rare diseases and for children). The European Commission has provided the legislative proposals to the European Parliament and the European Council for their review and approval and, in April 2024, the European Parliament proposed amendments to the legislative proposals. Once the European Commission’s legislative proposals are approved (with or without amendment), they will be adopted into European Union law.

The aforementioned European Union rules are generally applicable in the EEA.

Brexit and the Regulatory Framework in the United Kingdom

The UK formally left the European Union on January 31, 2020. As a result of the Northern Ireland protocol, following Brexit, the EMA remained responsible for approving novel medicines for supply in Northern Ireland under the EU centralized procedure, and a separate authorization was required to supply the same medicine in Great Britain (i.e. England, Wales and Scotland).

On February 27, 2023, the UK government and the European Commission announced a political agreement in principle to replace the Northern Ireland Protocol with a new set of arrangements, known as the “Windsor Framework”. The Windsor Framework was approved by the EU-UK Joint Committee on March 24, 2023, and the medicines aspects of the Windsor Framework have applied since January 1, 2025. This new framework fundamentally changes the previous system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the UK. In particular, the MHRA is now responsible for approving all medicinal products destined for the UK market (i.e., Great Britain and Northern Ireland), and the EMA no longer has any role in approving medicinal products destined for Northern Ireland under the centralized procedure. A single UK-wide marketing authorization will be granted by the MHRA for all novel medicinal products to be sold in the UK, enabling products to be sold in a single pack and under a single authorization throughout the UK.

The MHRA has introduced changes to national licensing procedures, including procedures to prioritize access to new medicines that will benefit patients, an accelerated assessment procedure and new routes of evaluation for novel products and biotechnological products. On January 1, 2024, the MHRA put in place a new international recognition framework which means that the MHRA may have regard to decisions on the approval of marketing authorizations made by the EMA and certain other regulators when determining an application for a new UK marketing authorization.

Pharmaceutical Coverage, Pricing and Reimbursement

In the U.S. and foreign markets, sales of any products for which we may receive regulatory approval for commercial sale will depend in part on the availability of coverage and reimbursement for our products from third-party payors, such as government healthcare programs (e.g., Medicare, Medicaid), managed care organizations, private health insurers, health maintenance organizations, and other organizations. These third-party payors decide which medications they will pay for and will establish reimbursement levels. The availability of coverage and extent of reimbursement by governmental and other third-party payors is essential for patients depending on government or commercial insurance to pay for the costs of prescription medications and other medical products.

In the U.S., the principal decisions about reimbursement for new medicines are typically made by the CMS, an agency within the HHS. CMS decides whether and to what extent products will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree. Third-party payors may also limit coverage to specific products on an approved list, or formulary, which might not include all of the FDA-approved products for a particular indication.

Factors payors consider in determining reimbursement are based on whether the product is:

•A covered benefit under its health plan;

•Safe, effective and medically necessary;

•Appropriate for the specific patient;

•Cost-effective; and

•Neither experimental nor investigational.

Our ability to successfully commercialize our product candidates will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from third-party payors, including government healthcare programs (e.g., Medicare, Medicaid), managed care organizations, private health insurers, health maintenance organizations, and other organizations. Moreover, a payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved.

In the U.S., no uniform policy of coverage and reimbursement for drug products exists among third-party payors. Therefore, coverage and reimbursement for drug products can differ significantly from payor to payor. One payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage and reimbursement for the product, and the level of coverage and reimbursement can differ significantly from payor to payor. Third-party payors are increasingly challenging pharmaceutical prices and examining the medical necessity and cost- effectiveness of medical products and services, in addition to their safety and efficacy. In order to secure coverage and reimbursement for any product that might be approved for sale, we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain FDA or comparable regulatory approvals. Additionally, we may also need to provide discounts to purchasers, private health plans or government healthcare programs. Our product candidates may nonetheless not be considered medically necessary or cost-effective. If third-party payors do not consider a product to be cost-effective compared to other available therapies, they may not cover the product after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow a company to sell its products at a profit. A decision by a third-party payor not to cover a product could reduce utilization once the product is approved and have a material adverse effect on sales, our operations and financial condition.

Further, the process for determining whether a payor will provide coverage for a product may be separate from the process for setting the reimbursement rate that the payor will pay for the product. A payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Even if we obtain coverage for a given product, the resulting reimbursement payment rates might not be adequate for us to achieve or sustain profitability or may require co-payments that patients find unacceptably high. There is significant uncertainty related to insurance coverage and reimbursement of newly approved products. It is difficult to predict at this time what third-party payors will decide with respect to the coverage and reimbursement for our product candidates.

Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and impacted by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the U.S. In addition, many pharmaceutical manufacturers must calculate and report certain price reporting metrics to the government, such as average sales price and best price. Penalties may apply in some cases when such metrics are not submitted accurately and timely.

The marketability of any product candidates for which we receive regulatory approval for commercial sale may suffer if third-party payors fail to provide adequate coverage and reimbursement. In addition, emphasis on managed care in the U.S. has increased and could increase the pressure on pharmaceutical pricing. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Other U.S. Healthcare Laws

Healthcare providers, physicians, and third-party payors will play a primary role in the recommendation and prescription of drug products for which we obtain marketing approval. Arrangements with third-party payors, healthcare providers and physicians, as well as patients and other third parties, in connection with the clinical research, sales, marketing and promotion of products, once approved, and related activities, may expose a pharmaceutical manufacturer to broadly applicable fraud and abuse and other healthcare laws and regulations. In the U.S., these laws include, without limitation, state and federal anti-kickback, false claims, transparency, consumer protection, and patient data privacy and security laws and regulations, including but not limited to those described below:

•The Anti-Kickback Statute, or AKS, makes it illegal for any person or entity, including a prescription drug manufacturer (or a party acting on its behalf) to knowingly and willfully solicit, receive, offer or pay any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, that is intended to induce or reward, referrals including the purchase, recommendation, order or prescription of a particular drug for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. The term “remuneration” has been broadly interpreted to include anything of value. The AKS has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, patients, and formulary managers on the other. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Further, courts have found that if “one purpose” of remuneration is to induce referrals, the AKS is violated. In addition, the government may assert that a claim including items or services resulting from a violation of the AKS constitutes a false or fraudulent claim for purposes of the federal False Claims Act, or FCA.

•The federal civil and criminal false claims laws, including the FCA, impose criminal and civil penalties against individuals or entities for, among other things, knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid, or other federal or state health care programs that are false or fraudulent; knowingly making or causing a false statement material to a false or fraudulent claim or an obligation to pay or transmit money or property to the federal government; or knowingly concealing or knowingly and improperly avoiding or decreasing such an obligation. The FCA also permits a private individual acting as a whistleblower to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery. Manufacturers can be held liable under the federal False Claims Act even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. Pharmaceutical and other healthcare companies have been, and continue to be, prosecuted under these laws, among other things, for allegedly providing kickbacks to providers or patients or causing false claims to be submitted because of the companies’ marketing of the product for unapproved, off-label, and thus generally non-reimbursable, uses. Similar to the AKS, a person or entity does not need to have actual knowledge of these statutes or specific intent to violate them in order to have committed a violation.

•The Civil Monetary Penalties Law, which covers a variety of conduct, often violations under other laws, and includes penalties for violating the AKS, causing the submission of false claims, and offering or transfer of remuneration to a Medicare or state healthcare program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state healthcare program.

•The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, imposes criminal and civil liability for knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program (e.g., public or private) or making any false, fictitious or fraudulent statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Like the AKS, the Patient Protection and Affordable Care Act, or the ACA, amended the intent standard for certain healthcare fraud statutes under HIPAA such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

•HIPAA, also imposes requirements related to the privacy, security and transmission of individually identifiable health information that may apply to many healthcare providers, physicians, and third-party payors with whom we interact.

•The federal Physician Payments Sunshine Act and its implementing regulations, which require manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to CMS, under the Open Payments Program, information related to payments or other transfers of value made to physicians (which has the same meaning as under Section 1861(r) of the Social Security Act, which generally includes doctors of medicine, osteopathy, dentists, optometrists, podiatrists and chiropractors who are legally authorized to practice by a state), to certain non-physician providers such as physician assistants and nurse practitioners, and to teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.

•Federal government price reporting laws, which require manufacturers to calculate and report certain calculated product prices to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of reimbursement under governmental healthcare programs.

•Federal consumer protection and unfair competition laws broadly regulate marketplace activities and activities that potentially harm consumers.

•Analogous state laws and regulations, such as state anti-kickback, false claims, consumer protection and unfair competition laws which may apply to pharmaceutical business practices, including but not limited to, research, distribution, sales and marketing arrangements as well as submitting claims involving healthcare items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government that otherwise restricts payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to file reports with states regarding pricing and marketing information, such as the tracking and reporting of gifts, compensation and other remuneration and items of value provided to healthcare professionals and entities; state and local laws requiring the registration of pharmaceutical sales representatives; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform. In addition, commercialization of any drug product outside the U.S. will also likely be subject to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws in the future. If our operations are found to be in violation of any of such laws or any other governmental regulations that apply to us, we may be subject to, on a corporate or individual basis, penalties, including civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations, the exclusion from participation in federal and state healthcare programs and even imprisonment, any of which could materially adversely affect our ability to operate our business and our financial results. In addition, the cost of implementing sufficient systems, controls, and processes to ensure compliance with all of the aforementioned laws could be significant. Any action for violation of these laws, even if successfully defended, could cause us to incur significant legal expenses and divert management’s attention from the operation of the company’s business. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found noncompliant with applicable laws, that person or entity may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent inappropriate conduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. Efforts to ensure that our business arrangements will comply with applicable healthcare laws may involve substantial costs. It is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If any such actions are instituted against us and we are not successful in defending ourselves or asserting our rights those actions, our business may be impaired.

In the ordinary course of our business, we and the third parties upon which we rely collect, receive, store, or otherwise process personal data, including information we may collect about participants in our clinical trials. Our data processing activities subject us to numerous, evolving privacy and data security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to privacy and data security.

The legislative and regulatory framework for the processing of personal data worldwide is rapidly evolving in a manner that is increasingly stringent and, globally, this legal and regulatory framework is likely to remain uncertain for the foreseeable future. In the U.S., numerous federal, state and local laws and regulations, including federal health information privacy laws, state information security and data breach notification laws, federal consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), state consumer protection and privacy laws, and other similar laws (e.g., wiretapping and communications interception laws) govern the processing of health-related and other personal data.

At the state level, numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording individuals certain rights concerning their personal data. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future. While existing state comprehensive privacy laws exempt some data processed in the context of clinical trials, these developments may further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties upon whom we rely.

Additionally, a smaller number of states have passed or are considering laws governing the privacy of consumer health data. For example, Washington’s My Health My Data Act broadly defines consumer health data, creates a private right of action to allow individuals to sue for violations of the law, imposes stringent consent requirements, and grants consumers certain rights with respect to their health data, including to request deletion of their information. Connecticut and Nevada have also passed similar laws regulating consumer health data. These various privacy and data security laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

Additionally, to the extent we collect personal information from individuals outside of the United States, through clinical trials or otherwise, we are, or may become, subject to foreign data privacy and security laws, such as the European Union’s General Data Protection Regulation 2016/679 (or EU GDPR) and other national data protection legislation in force in relevant EEA Member States, and the EU GDPR as it forms part UK law by virtue of section 3 of the European Union (Withdrawal) Act 2018 (or UK GDPR). Foreign privacy and data security laws impose significant and complex compliance obligations on entities that are subject to those laws, as more fully discussed in the section titled “Risk Factors”.

Current and Future U.S. Healthcare Reform Legislation

Payors, whether domestic or foreign, or governmental or private, are developing increasingly sophisticated methods of controlling healthcare costs and those methods are not always specifically adapted for new and innovative technologies, such as pharmaceutical products like ficerafusp alfa. In both the U.S. and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell products profitably.

By way of example, the U.S. and state governments continue to propose and pass legislation designed to reduce the cost of healthcare. In March 2010, the ACA, was enacted, which, among other things, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations; subjected manufacturers to new annual fees and taxes for certain branded prescription drugs; created the Medicare Part D coverage gap discount program, in which manufacturers agree to provide 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; and provided incentives to programs that increase the federal government’s comparative effectiveness research. Current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price for any approved products.

Since its enactment, there have been, and continue to be, numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and there could be additional amendments to the ACA in the future. It is unclear whether the ACA will be overturned, repealed, replaced, or further amended. We cannot predict what effect further changes to the ACA would have on our business.

Additionally, there have been several U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient support programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. For example, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law by President Biden. The IRA includes several provisions that may impact pharmaceutical companies to varying degrees, including provisions that create a $2,000 out-of-pocket cap for Medicare Part D beneficiaries; impose new manufacturer financial liability on all drugs in Medicare Part D; allow the U.S. government to negotiate Medicare Part B and Part D pricing caps for certain high-cost drugs and biologics without generic or biosimilar competition; require companies to pay rebates to Medicare for drug prices that increase faster than inflation; and delay the rebate rule that would require pass through of pharmacy benefit manager rebates to beneficiaries. The implementation of the IRA is currently subject to ongoing litigation that challenges the constitutionality of the IRA’s Medicare drug price negotiation program. The full impact of the IRA on our business and the pharmaceutical and healthcare industry in general is not yet known.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

Employees and Human Capital Resources

As of March 24, 2025, we had 55 full-time employees. Within our workforce, 36 employees are engaged in research and development and 19 are engaged in business development, finance, legal, and general management and administration. Our human capital resources objectives include identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good. We believe the success of our mission largely depends on our ability to attract and retain highly skilled employees. We believe programs that foster company engagement, diversity, equity and inclusion, growth and development while providing competitive compensation and benefits will attract a diverse population of employees who will bring innovative ideas and creative solutions that will enable the achievement of our goals. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards.

Corporate Information

We were incorporated under the laws of the State of Delaware on December 12, 2018 under the name “Bicara Therapeutics Inc.” Our principal corporate office is located at 116 Huntington Avenue, Suite 703, Boston, MA 02116, and our telephone number is 617-468-4219. We have one subsidiary, Bicara Securities Corporation, formed in October 2023 under the laws of the Commonwealth of Massachusetts. Our website address is www.bicara.com. We do not incorporate the information on or accessible through our website into this Annual Report on Form 10-K, and you should not consider any information on, or that can be accessed through, our website as part of this Annual Report on Form 10-K.

Available Information

Our website address is www.bicara.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, proxy and information statements and amendments to those reports filed or furnished pursuant to Sections 13(a), 14, and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available through the “Investors” portion of our website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information on our website is not part of this Annual Report on Form 10-K or any of our other securities filings unless specifically incorporated herein by reference. In addition, our filings with the SEC may be accessed through the SEC’s Interactive Data Electronic Applications system at www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

Our code of business conduct and ethics, corporate governance guidelines and the charters of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are available through the “Investors” portion of our website. We will also post to our website any amendments to our code of business conduct and ethics and any waivers that are required to be disclosed by SEC or Nasdaq Rules. Additionally, we routinely post information that may be important to inventors to the “Investors” section of our website. We encourage investors and potential investors to consult our website regularly for important information about our Company.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should consider and read carefully all of the risks and uncertainties described below, as well as the other information in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” before deciding whether to invest in our common stock. The risks described below are not the only ones facing us. The following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition, results of operations and growth prospects. In such an event, the trading price of our common stock could decline, and you may lose all or part of your investment.

This Annual Report on Form 10-K also contains forward-looking statements and estimates that involve risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. Our actual results could differ materially from those anticipated in our forward-looking statements as a result of specific factors, including the risks and uncertainties described below.

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

We have no products approved for commercial sale and have not generated any revenue from product sales to date. We will continue to incur significant research and development and other expenses related to our preclinical and clinical development and ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Our net losses totaled $68.0 million and $52.0 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we have not yet generated revenues. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, ficerafusp alfa.

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

Developing biopharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. We expect our expenses to continue to increase in connection with our ongoing activities, particularly as we conduct clinical trials of, and seek regulatory and marketing approval for, ficerafusp alfa. Even if ficerafusp alfa or any future product candidates are approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. To date, we have funded our operations principally through our IPO and private financings. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the clinical and preclinical development of ficerafusp alfa, continue to develop and deploy our bifunctional approach, commence additional preclinical studies and clinical trials, and continue to identify and develop additional product candidates either through internal development or through acquisitions or in-licensing product candidates.

As of December 31, 2024, we had $489.7 million of cash and cash equivalents. Based upon our current operating plan, we believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements through at least the next 12 months. In addition, based upon our current operating plan, we believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the first half of 2029. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We may also raise additional financing on an opportunistic basis in the future. For example, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop ficerafusp alfa. Our future capital requirements will depend on many factors, including but not limited to:

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

Our lead program, ficerafusp alfa, is initially being developed in HNSCC. We initiated a pivotal FORTIFI-HN01 Phase 2/3 trial of ficerafusp alfa in combination with pembrolizumab as a first-line therapy in recurrent/metastatic HNSCC excluding patients with HPV-positive oropharyngeal squamous cell carcinoma, or OPSCC, and, more generally, we seek to bring transformative bifunctional therapies to patients with solid tumors.

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

The U.K. GDPR and the U.K. Data Protection Act 2018 set out the U.K.’s data protection regime, which is independent from but, currently, aligned to the EU’s data protection regime. The European Commission, or the EC, has adopted an adequacy decision in respect of transfers of personal data to the U.K. for a four-year period (until June 27, 2025). Similarly, the U.K. has determined that it considers all of the EEA to be adequate for the purposes of data protection. This ensures that data flows between the U.K. and the EEA remain unaffected. The U.K. Government has also introduced a Data Use and Access Bill (or the UK Bill) into the UK legislative process with the intention for this bill to reform the U.K.’s data protection regime which will likely have the effect of further altering the similarities between the U.K. and EU data protection regime.

In addition, we will be required to implement adequate safeguards to enable the transfer of personal data outside of the EEA or the U.K., in particular to the U.S., in compliance with the GDPR. In some cases, we may rely upon the EC’s approved standard contractual clauses to legitimize transfers of personal data out of the EEA from controllers or processors established outside the EEA (and not subject to the GDPR). The U.K. is not subject to the EC’s standard contractual clauses but has published its own transfer mechanism, the International Data Transfer Addendum/Agreement, which enables transfers from the U.K. Changes with respect to any of these matters may lead to additional costs and increase our overall risk exposure. The EU and U.S. have adopted its adequacy decision for the EU U.S. Data Privacy Framework, or the Framework, which entered into force on July 11, 2023. This Framework provides that the protection of personal data transferred between the EU and certified companies in the U.S. is comparable to that offered in the EU. Moreover, the U.K. Government adopted the Data Protection (Adequacy) Regulations 2023, also referred to as the “UK-U.S. Data Bridge”, which, since 12 October 2023 allows companies to transfer personal data from the U.K. to the U.S. on the basis of the Framework. This provides a further avenue to ensuring transfers to the U.S. are carried out in line with GDPR. However, the long-term validity of the Framework remains uncertain and it has already been challenged before European courts.

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

Additionally, the NIS 2 Directive, or NIS 2 is replacing the cybersecurity legal framework under the current NIS framework in the EU, aiming to ensure a high level of cybersecurity in the region. NIS 2 brings new medium and large organisations providing services in the EU within scope of the legal framework. It extends to additional sectors and expands the list of in-scope healthcare organisations, including to certain providers engaged in research and development of medicinal products. The new regime imposes direct obligations on management in respect of an in-scope organization's compliance with NIS 2, requires covered organisations to put in place certain cyber risk management measures, strengthens incident reporting requirements and provides supervisory authorities with a greater oversight. The majority of obligations will come into force when national legislation implementing NIS 2 becomes effective in the relevant EU Member State. EU Member States had until 17 October 2024 to transpose NIS 2 into national legislation, although many countries have still not completed the transposition. As such, the cybersecurity regulatory landscape in the EU is currently fragmented and uncertain. To the extent we are subject to NIS 2, we will require additional investment of our resources in compliance programs. Under NIS 2 companies may be subject to administrative fines of up to the higher amount of €10 million or 2% of worldwide turnover.

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

We may integrate AI into our operations, and this innovation presents risks and challenges that could affect its adoption, and therefore our business. The use of certain artificial intelligence technology can give rise to intellectual property risks, including compromises to proprietary intellectual property and intellectual property infringement. Additionally, we expect to see increasing government and supranational regulation related to artificial intelligence use and ethics, which may also significantly increase the burden and cost of research, development and compliance in this area. For example, the EU’s Artificial Intelligence Act, or the AI Act—the world’s first comprehensive AI law entered into force in 2024 and, with some exceptions, become effective 24 months thereafter. This legislation imposes significant obligations on providers and deployers of high risk artificial intelligence systems, and encourages providers and deployers of artificial intelligence systems to account for EU ethical principles in their development and use of these systems. If we deploy AI systems that are governed by the AI Act, we may be required to adopt higher standards of data quality, transparency, and human oversight, and adhere to specific and potentially burdensome and costly ethical, accountability, and administrative requirements. Likewise, in the U.S., several states, including Colorado and California, passed laws that will take effect in 2026, to regulate various uses of artificial intelligence, including to make consequential decisions. In addition, various federal regulators have issued guidance and focused enforcement efforts on the use of AI in regulated sectors. The U.S. Food and Drug Administration, for example, issued guidance on the use of artificial intelligence in medical devices, requiring detailed risk management and review processes to obtain approvals. The rapid evolution of AI will require the application of significant resources to design, develop, test and maintain our products and services to help ensure that AI is implemented in accordance with applicable law and regulation and in a socially responsible manner and to minimize any real or perceived unintended harmful impacts. Our vendors may in turn incorporate AI tools into their own offerings, and the providers of these AI tools may not meet existing or rapidly evolving regulatory or industry standards, including with respect to privacy and data security. Further, bad actors around the world use increasingly sophisticated methods, including the use of AI, to engage in illegal activities involving the theft and misuse of personal information, confidential information and intellectual property. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations, and adversely impact our business.

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
•maintaining a continued acceptable safety, tolerability and efficacy profile of any product candidates following approval;
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

EGFR-targeted drugs have been observed to cause side effects, predominantly related to skin toxicity and rash, and TGF-β inhibitors have been shown to have side effects primarily related to bleeding. While we have observed these side effects during our studies, the severity of these has been minimal but additional or more severe treatment-related side effects may emerge at a later time in our trials. In addition to any potential side effects caused by the product or product candidate, the administration process or related procedures also can cause adverse side effects. If unacceptable adverse events occur, our clinical trials or any future marketing authorization could be suspended or terminated. Additionally, we may be required to repeat or conduct additional clinical trials or nonclinical studies for our product candidates beyond those that we currently contemplate. There can be no assurance that ficerafusp alfa or any future product candidates will not demonstrate unacceptable toxicities in later testing that may render it unsafe or intolerable.

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

We rely on and expect to continue to rely on third-party CMOs for the supply of cGMP-grade clinical trial materials and commercial quantities of our product candidates and products, if approved. Reliance on third-party providers may expose us to more risk than if we were to manufacture product candidates ourselves. The facilities used by our CMOs to manufacture our product candidates must be approved by the FDA foreign regulatory authorities pursuant to inspections that will be conducted after we submit our BLA, to the FDA, or similar applications to foreign regulatory authorities. We have limited control over the manufacturing process of, and beyond contractual terms, we are completely dependent on our CMOs for compliance with cGMP, and applicable product tracking and tracing requirements, or similar foreign requirements for the manufacture of our product candidates. If our CMOs cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA, Health Canada, the EMA or comparable foreign regulatory authorities, or are unable to do so in a timely manner, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities or may result in delay of our ability to obtain marketing authorization, if any, of our product candidates. In addition, we have limited control over the ability of our CMOs to maintain adequate quality control, quality assurance and qualified personnel. If the FDA, Health Canada, the EMA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. In addition, any failure to achieve and maintain compliance with these laws, regulations and standards could subject us to the risk that we may have to suspend the manufacturing of our product candidates or that obtained approvals could be revoked, which would adversely affect our business and reputation. Furthermore, third-party providers may breach existing agreements they have with us because of factors beyond our control. They may also terminate or refuse to renew their agreement because of their own financial difficulties or business priorities, at a time that is costly or otherwise inconvenient for us. If we were unable to find an adequate replacement or another acceptable solution in time, our clinical trials could be delayed or our commercial activities could be harmed. In addition, the fact that we are dependent on our collaborators, our CMOs and other third parties for the manufacture, filling, storage and distribution of our product candidates means that we are subject to the risk that the products may have manufacturing defects that we have limited ability to prevent or control. The sale of products containing such defects could adversely affect our business, financial condition and results of operations.

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

Congress previously introduced but did not pass legislation known as the BIOSECURE Act, which would have prohibited U.S. federal agencies from entering into or renewing a government contract with a company that uses biotechnology equipment or services produced or provided by a Chinese “biotechnology company of concern” in the performance of that government contract. It would also have prohibited recipients of loan or grant funding from U.S. federal agencies from using loan or grant funds to procure, obtain or use any biotechnology equipment or services produced or provided by a Chinese “biotechnology company of concern.” This legislation would have had the effect of restricting the ability of biopharmaceutical companies that enter into contracts with or receive funding from U.S. federal agencies from purchasing services or equipment from certain Chinese biotechnology companies, including those that were specifically named in the proposed BIOSECURE Act. The last version of the BIOSECURE Act introduced in the House of Representatives names WuXi Bio as a “biotechnology company of concern” and also included a grace period that would have limited the applicability of the BIOSECURE Act’s prohibitions to existing contractual arrangements with named “biotechnology companies of concern” until 2032. While the BIOSECURE Act was not passed, we do not anticipate continued scrutiny on relationships with Chinese biotechnology companies, which could adversely impact WuXi Bio’s operations or financial position, which, in turn, could impact its and ability to supply us with product in the future. We may also face additional manufacturing and supply-chain risks due to the evolving regulatory and legal requirements in China, or due to the deterioration of the geo-political relationship between China and the U.S., including but not limited to potential sanctions imposed by the U.S. government on WuXi Bio, or other companies in China on whom we might rely, or any of the other countries in which our products are manufactured or marketed.

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

The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval (or maintain approval) may change during the course of a product candidate’s clinical development and may vary among jurisdictions. For example, the Oncology Center of Excellence within the FDA has advanced Project Optimus, which is an initiative to reform the dose optimization and dose selection paradigm in oncology drug development to emphasize selection of an optimal dose, which is a dose or doses that maximizes not only the efficacy of a drug but the safety and tolerability as well. This shift from the prior approach, which generally determined the maximum tolerated dose, has required and will require us to continue to spend additional time and resources to further explore a product candidate’s dose-response relationship to facilitate optimum dose selection in a target population. Other recent Oncology Center of Excellence initiatives have included Project FrontRunner, a new initiative with a goal of developing a framework for identifying candidate drugs for initial clinical development in the earlier advanced setting rather than for treatment of patients who have received numerous prior lines of therapies or have exhausted available treatment options, and Project Confirm, which is an initiative to promote the transparency of outcomes related to accelerated approvals for oncology indications and provide a framework to foster discussion, research and innovation in approval and post-marketing processes, with the goal to enhance the balance. We are considering these and other policy changes as they relate to our programs.

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

Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy personnel, and substantial leadership, personnel and policy changes or otherwise, could prevent new or modified products from being developed, approved, or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies, including substantial leadership, personnel, and policy changes, may also slow the time necessary for biological products or modifications to approved biological products to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. Currently, federal agencies in the U.S. are operating under a continuing resolution that is set to expire on September 30, 2025. Without appropriation of additional funding to federal agencies, our business operations related to our product development activities for the U.S. market could be impacted.

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

Regulatory authorities in some jurisdictions, including the United States and European Union, may designate drugs for relatively small patient populations as orphan drugs. For example, the FDA may designate a product as an orphan product if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the U.S., or a patient population of greater than 200,000 individuals in the U.S. but for which there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the U.S. We may not be able to obtain orphan drug designation for any indications for our product candidates, and we may not be able to maintain such designations if granted.

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

We plan to seek approval for ficerafusp alfa under the FDA’s accelerated approval pathway. A product may be eligible for accelerated approval if it is designed to treat a serious or life-threatening disease or condition and generally provides a meaningful advantage over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or IMM, that is reasonably likely to predict an effect on IMM or other clinical benefit. For more information, see the section titled “Business-Government Regulation-Accelerated Approval.

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

We may enter into agreements with third parties to sell, distribute and/or market ficerafusp alfa, or any future product candidates, if we obtain regulatory approval, which may adversely affect our ability to generate revenues.

Given the development stage of ficerafusp alfa, we have no experience in sales, marketing and distribution of biotech products. However, if ficerafusp alfa, or any future product candidates that we may develop, obtains marketing approval, we might intend to develop sales and marketing capacity, either alone or with partners, or rely upon the sales and marketing capabilities of our partners. Outsourcing sales, distribution and marketing may subject us to a variety of risks, including:

•our inability to exercise direct control over sales, distribution and marketing activities and personnel;
•potential failure or inability of contracted sales personnel to successfully market our products to physicians; and
•potential disputes with third parties concerning distribution, sales and marketing expenses, calculation of royalties, and sales and marketing strategies.

If we are unable to partner with a third party that has adequate sales, marketing, and distribution capabilities, we may have difficulty commercializing ficerafusp alfa or any other product candidates which would adversely affect our business, financial condition, and ability to generate product revenues.

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
The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this section and elsewhere in this Annual Report on Form 10-K, these factors include:
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
Based on the beneficial ownership of our common stock as of December 31, 2024, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially own a significant percentage of our common stock. These stockholders, if acting together, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, amendment of our organizational documents, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. In addition, certain of our principal stockholders, including RA Capital and TPG LSA, have designated certain members of our board of directors. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

We and certain of our service providers are from time to time subject to cyberattack attempts and cybersecurity incidents. Any cybersecurity incident could adversely affect our business, by leading to, for example, the loss of trade secrets or other intellectual property, demands for ransom or other forms of blackmail, or the unauthorized disclosure of personal or other sensitive information of our employees, clinical trial patients, customers, and others. If we were to experience a significant cybersecurity incident, it could seriously harm our development programs and our business operations. We could be subject to cybersecurity incident or breach notification requirements, regulatory actions taken by governmental authorities, litigation under laws that protect the privacy of personal information, or other forms of legal proceedings, which could result in significant liabilities or penalties, result in substantial costs and require attention from management. Further, a cybersecurity incident may disrupt our business or damage our reputation, which could have a material adverse effect on our business, prospects, operating results, share price and shareholder value, and financial condition. We could also incur substantial remediation costs, including the costs of investigating the incident, repairing or replacing damaged systems, restoring normal business operations, implementing increased cybersecurity protections, and paying increased insurance premiums.

For example, the loss of clinical trial data from completed, ongoing or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. If a cybersecurity breach or other incident were to result in the unauthorized access to or unauthorized use, disclosure, release or other processing of clinical trial data or personal data, it may be necessary to notify individuals, governmental authorities, supervisory bodies, the media, and other parties pursuant to privacy and security laws. Likewise, we rely on our third-party research institution collaborators for research and development of ficerafusp alfa and other third parties for the manufacture of ficerafusp alfa and to conduct clinical trials, and similar events relating to their information technology systems could also seriously harm our business. Any security compromise affecting us, our collaborators or our industry, whether real or perceived, could harm our reputation, erode confidence in the effectiveness of our security measures, and lead to regulatory scrutiny. To the extent that any disruption or cybersecurity incident or breach were to result in a loss of, or damage to, our data or systems, or inappropriate disclosure of confidential or proprietary or personal information, we could incur liability, our competitive position could be harmed, and the further development and commercialization of ficerafusp alfa could be delayed, result in substantial costs and require attention from management.

We are eligible to be treated as an “emerging growth company” and a “smaller reporting company” and our election of reduced reporting requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation in this Annual Report on Form 10-K and our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, as an emerging growth company, we are only required to provide two years of audited financial statements in this Annual Report on Form 10-K. We could be an emerging growth company until the earliest to occur of: (i) the last day of the fiscal year in which we have more than $1.235 billion in total annual gross revenue. (ii) the date we qualify as a “large accelerated filer,” which occurs when the market value of our common stock that is held by non-affiliates exceeds $700 million of equity securities held by non-affiliates; (iii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period; and (iv) the last day of the fiscal year ending after the fifth anniversary of our initial public offering. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

•not being required to comply with the auditor attestation requirements of Section 404;
•not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;
•providing only two years of audited financial statements in addition to any required unaudited interim financial statements and a correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure in this Annual Report on Form 10-K;
•reduced disclosure obligations regarding executive compensation; and
•exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In this Annual Report on Form 10-K, we have not included all of the executive compensation-related information that would be required if we were not an emerging growth company.

Even after we no longer qualify as an emerging growth company, we could still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements and reduced disclosure obligations regarding executive compensation in this Annual Report on Form 10-K and our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile.

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

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be reevaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. We have started the process of documenting, reviewing and improving our internal controls and procedures for compliance with Section 404 of the Sarbanes-Oxley Act, which will require annual management assessment of the effectiveness of our internal control over financial reporting beginning with the Form 10-K for the year ending December 31, 2025. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act, or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

As of December 31, 2024, we had approximately $91.5 million of federal net operating losses, or NOLs. Federal NOLs generated in taxable years since inception, may be carried forward indefinitely, but the deductibility of such federal NOLs is limited to 80% of our taxable income. As of December 31, 2024, we had approximately $96.0 million of state NOLs. Of the state NOLs, some are of indefinite life, but most are of definite life with various expiration dates, beginning in 2039. As of December 31, 2024, we had approximately $4.1 million of federal research and development tax credit carryforwards. Federal tax credit carryforwards expire at various dates, beginning in 2040. As of December 31, 2024, we had approximately $0.6 million of state research and development tax credit carryforwards. The state tax credits, which have various carryforward rules, begin to expire in 2035.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cyber Risk Management and Strategy

•We have certain processes for assessing, identifying, and managing cybersecurity risks, which are built into our information technology function and are designed to help protect our information assets and operations from internal and external cyber threats, protect employee and clinical trial information from unauthorized access or attack, as well as secure our networks and systems. Such processes include physical, procedural, and technical safeguards, and routine review of our policies and procedures in an effort to identify risks and refine our practices. We engage certain external parties to enhance our cybersecurity oversight.

•In an effort to deter and detect cyber threats, we perform annual phishing tests with employees. We also conduct annual cybersecurity and prevention training for employees, which may cover topics such as social engineering, phishing, password protection, confidential data protection, and mobile security, and is designed to educate employees on incident reporting. We also use technology-based tools, including third-party tools and solutions, designed to mitigate cybersecurity risks and to bolster our employee-based cybersecurity programs.

•We have not identified any cybersecurity incidents or threats that have materially affected us or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition; however, like other companies in our industry, we and our third-party vendors may, from time to time, experience threats and security incidents relating to our and our third-party vendors’ information systems.

Governance Related to Cybersecurity Risks

Our Board of Directors (the “Board”) has established oversight mechanisms to manage risks from cybersecurity threats. Our Audit Committee of the Board has primary responsibility for oversight of cybersecurity risk, pursuant to the Audit Committee charter, and periodically updates our board of directors on such matters.

At the management level, our cybersecurity program is managed by our Senior Director, IT, who is tasked with the operational oversight of company-wide cybersecurity strategy, policy, and standards across relevant departments to assess and help prepare us to address cybersecurity risks. Our Senior Director, IT reports to the Senior Vice President, Research & Development Strategy and Operations (SVP, R&D). Our Senior Director, IT has over twenty-five (25) years of experience in information technology, and also leverages the experience of a third-party managed systems provider. Our Senior Director, IT regularly reports to the SVP , R&D, as well as to other executive management on cyber matters, as appropriate.

Item 2. Properties

Our principal facilities consist of office space. Our corporate headquarters are currently located in Boston, Massachusetts, where we lease a total of 9,361 square feet. The lease expires on February 28, 2026, with an option to renew the lease term for three (3) years. We believe that these facilities will be adequate for our near-term needs. If required, we believe that suitable additional or alternative space would be available in the future on commercially reasonable terms.

Item 3. Legal Proceedings

We are subject to various litigation, claims and other proceedings that arise from time to time in the ordinary course of business. On October 22, 2024, a complaint was filed in federal district court in the District of Massachusetts by Y-Trap, Inc., or Y-Trap, naming as defendants us and Biocon LTD., or Biocon, captioned Y-Trap, Inc. v. Biocon LTD. and Bicara Therapeutics Inc., No. 24-cv-12678 (D. Mass.). The operative complaint alleges a claim against defendants for correction of inventorship of a number of patents, including patents alleged to be licensed to us relating to ficerafusp alfa. The complaint also alleges claims against defendants for unfair trade practices pursuant to Chapter 93A of the Massachusetts General Laws, unjust enrichment, and civil conspiracy. The complaint seeks, among other things, damages (including compensatory, enhanced, and punitive damages), an order correcting the inventorship of the patents at issue, costs and attorney’s fees, and other equitable and injunctive relief. On January 31, 2025, Y-Trap filed its operative amended complaint. On February 28, 2025, Biocon and Bicara moved to dismiss all of Y-Trap’s claims, which motions remain pending. We will continue to vigorously defend against this litigation.

Item 4. Mine Safety Disclosure

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on The Nasdaq Global Market under the symbol BCAX and has been publicly traded since September 13, 2024. Prior to this time, there was no public market for our common stock.

Holders

As of March 24, 2025, we had approximately 51 holders of record of our common stock. This number does not include beneficial owners whose shares were held by nominees in street name. The actual number of holders of our common stock is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividends

We have never declared or paid any cash dividends on our common shares. We do not currently expect to pay any cash dividends on our common stock for the foreseeable future. Instead, we intend to retain future earnings, if any, for the future operation and expansion of our business and the repayment of debt or repurchase of common stock. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon our results of operations, cash requirements, financial condition, contractual restrictions, restrictions imposed by applicable laws and other factors that our board of directors may deem relevant.

Issuer Purchases of Equity Securities

We did not purchase any of our registered equity securities during the period covered by this Annual Report.

Equity Compensation Plans

The information required by this item will be set forth in our 2025 Proxy Statement and is incorporated in this Annual Report on Form 10-K by reference.

Recent Sales of Unregistered Securities

Set forth below is information regarding stock options granted by us and exercised during the period covered by this Annual Report on Form 10-K that were not registered under the Securities Act of 1933, as amended, or the Securities Act. Included is the consideration, if any, we received for such shares and options and information relating to the section of the Securities Act under which exemption from registration was claimed.

From January 1, 2024 to the closing of our initial public offering, or IPO, on September 13, 2024, we granted options to purchase an aggregate of 3,478,100 shares of common stock, with exercise prices ranging from $5.45 to $9.24 per share, to directors, employees and consultants pursuant to our 2019 Stock Option and Grant Plan, as amended, or 2019 Plan. During such period, 380,630 shares of common stock were issued for gross proceeds of $15.1 million upon the exercise of stock options pursuant to the 2019 Plan.

No underwriters were involved in the foregoing issuances of securities. The issuances of the securities described above were deemed to be exempt from registration pursuant to Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering or Rule 701 promulgated under the Securities Act as transactions pursuant to compensatory benefit plans. All recipients either received adequate information about us or had access, through employment or other relationships, to such information. On September 13, 2024, we filed a registration statement on Form S-8 under the Securities Act to register all of the shares of our common stock subject to outstanding options and all shares of our common stock otherwise issuable pursuant to our equity compensation plans.

Use of Proceeds from Initial Public Offering of Common Stock

On September 12, 2024, our Registration Statement on Form S-1, as amended (File No. 333-281722), or the Registration Statement, filed in connection with our IPO was declared effective by the SEC. Morgan Stanley & Co. LLC, TD Securities (USA) LLC, Cantor Fitzgerald & Co. and Stifel, Nicolaus & Company acted as representatives of the underwriters for this offering. On September 13, 2024, we completed our September 2024 public offering whereby we sold 20,125,000 shares of common stock at a public offering price of $18.00 per share, before underwriting discounts and expenses. The aggregate net proceeds received by us from the offering were $336.9 million, after deducting the underwriting discounts and commissions but before deducting offering costs payable by us of $4.5 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

As of December 31, 2024, none of the net proceeds have been used. The Company is in the clinical testing phase and is planning to utilize the proceeds for this process in future years.

The offering terminated after the sale of all securities registered pursuant to the Registration Statement. There has been no material change in the expected use of the net proceeds from our IPO as described in the final prospectus dated September 12, 2024 and filed with the SEC on September 13, 2024, pursuant to Rule 424(b)(4) (File No. 333-281722) of the Securities Act.

Item 6. Reserved

Not applicable.

Item 7. Management Discussion and Analysis

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties and should be read together with the “Risk Factors” section of this Annual Report on Form 10-K for a discussion of important factors that could cause our actual results to differ materially from those described in or implied by these forward-looking statements contained in the following discussion and analysis. Please also see the section titled “Special Note Regarding Forward-Looking Statements.”

Overview

We are a clinical-stage biopharmaceutical company committed to bringing transformative bifunctional therapies to patients with solid tumors. Our lead program ficerafusp alfa is a bifunctional antibody that combines two clinically validated targets, an epidermal growth factor receptor, or EGFR, directed monoclonal antibody with a domain that binds to human transforming growth factor beta, or TGF-β. Through this dual-targeting mechanism, ficerafusp alfa has the potential to exert potent anti-tumor activity by simultaneously blocking both cancer cell-intrinsic EGFR survival and proliferation, as well as the immunosuppressive TGF-β signaling within the tumor microenvironment, or TME. Ficerafusp alfa directs the TGF-β inhibitor into the immediate TME through the binding of EGFR on tumor cells, which we believe will lead to durable responses and an increase in overall survival, or OS, while reducing the adverse effects typically associated with systemic TGF-β inhibition. Ficerafusp alfa is initially being developed in head and neck squamous cell carcinoma, or HNSCC, where there remains a significant unmet need. We initiated a pivotal FORTIFI-HN01 Phase 2/3 trial (“FORTIFI-HN01 Phase 2/3 trial” or “FORTIFI-HN01”) of ficerafusp alfa in combination with pembrolizumab as a first-line therapy in recurrent/metastatic, HNSCC excluding patients with HPV-positive oropharyngeal squamous cell carcinoma, or OPSCC, early in the fourth quarter of 2024

Since our inception in December 2018, we have not generated any revenue from product sales or other sources and have incurred significant operating losses and negative cash flows from our operations. Our primary uses of cash to date have been conducting research and development, advancing development of ficerafusp alfa, raising capital, building infrastructure, developing intellectual property, hiring personnel and providing general and administrative support for these operations. To date, we have funded our operations primarily through sale of common stock in connection with our IPO and exercise of stock options, private placements of our redeemable convertible preferred stock, and through debt financing. As of December 31, 2024, we had raised aggregate net proceeds of $687.2 million and had cash and cash equivalents of $489.7 million.

We have incurred operating losses in each year since our inception. Our net losses were $68.0 million and $52.0 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $221.0 million. We expect our expenses and operating losses will increase substantially as we:

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
•make any payments due under potential license agreements and any potential milestones, royalties or other payments due under any future in-license or collaboration agreements; and incur additional costs associated with being a public company.

Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our planned clinical trials, manufacturing and research and development activities.

Based upon our current operating plans, we believe that our existing cash and cash equivalents, will be sufficient to fund our operations and capital expenditure requirements into the first half of 2029. Without additional funding, we believe that we will have sufficient funds to meet our obligations within the next twelve months from the date of issuance of our consolidated financial statements. See the section titled “Use of Proceeds.” We do not expect to generate any revenue from product sales unless and until we successfully complete development and obtain regulatory approval for ficerafusp alfa or future product candidates, which will not be for at least the next several years, if ever. If we obtain regulatory approval for ficerafusp alfa or any of our future product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, until such time as we can generate significant revenue from sales of our product candidate, if ever, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. See the section titled “Liquidity and Capital Resources” below. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidate that we would otherwise prefer to develop and market ourselves.

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
•costs for laboratory supplies, research materials and reagents; and
•the cost of developing and validating our manufacturing process for use in our future clinical trials.

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

Other (Expenses) Income

Interest income

Interest income consists primarily of interest income earned on cash and cash equivalents. We expect our interest income will increase as we invest the cash received from the offering of common stock in 2024 and our sales of Series B and C redeemable convertible preferred stock in 2023.

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

Income Taxes

The Company’s provision for income taxes is not material for the years ended December 31, 2024 and 2023.

Since our inception, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items.

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

The following table summarizes our results of operations for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023	Change
Operating expenses
Research and development - related party	$8,216	$9,244	$(1,028)
Research and development	55,403	21,373	34,030
General and administrative	18,770	9,272	9,498
Total operating expenses	82,389	39,889	42,500
Loss from operations	(82,389)	(39,889)	(42,500)

Other (expenses) income
Interest income	14,581	1,314	13,267
Change in fair value of Series B preferred stock tranche rights liability	—	(13,405)	13,405
Total other income (expense)	14,581	(12,091)	26,672
Net loss before income taxes	(67,808)	(51,980)	(15,828)
Income tax expense	(187)	(5)	(182)
Net loss	$(67,995)	$(51,985)	$(16,010)

Research and Development Expenses (including Research and Development—Related Party)

Research and development expenses increased by $33.0 million from $30.6 million for the year ended December 31, 2023, to $63.6 million for the year ended December 31, 2024. The following table summarizes our research and development expenses for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023	Change
Research	$2,732	$1,387	$1,345
Manufacturing and process development	23,411	11,835	11,576
Clinical operations and development	27,146	13,495	13,651
Research and development personnel cost and other (including stock-based compensation)	10,330	3,900	6,430
Total research and development expenses	$63,619	$30,617	$33,002
The increase in research and development expenses for the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily due to:

•approximately $11.6 million in increased manufacturing and process development cost driven by additional batch manufacturing of drug substance;
•approximately $13.7 million in increased clinical operations and development expenses driven by costs associated with initiation of our pivotal FORTIFI-HN01 Phase 2/3 trial and continued patient enrollment on our ongoing Phase 1/1b trials;
•approximately $6.4 million in increased personnel related costs, including stock-based compensation, driven by higher number and value of stock options granted and an increase in the size of our workforce to support clinical development, manufacturing and research and increased professional service expenses as we continue to build out our clinical operations and development functions; and
•Research expenses increased by $1.3 million due to preparation for the upcoming FORTIFI-HN01 Phase 2/3 trial.

The table below summarizes our research and development expenses by program (in thousands):

	Year Ended December 31,
	2024	2023	Change
Direct external program expenses:
ficerafusp alfa	$53,926	$25,423	$28,503
BCA 300	—	947	(947)
BCA 400/600	—	8	(8)
Internal and unallocated expenses:
Personnel related costs (including stock-based compensation)	9,693	3,847	5,846
Other	—	392	(392)
Total	$63,619	$30,617	$33,002

The increase in research and development expenses by program for the years ended December 31, 2024, compared to the year ended December 31, 2023 was primarily due to:

•approximately $28.5 million in increased costs for our ficerafusp alfa program, driven by manufacturing costs and clinical operation and development costs associated with our FORTIFI-HN01 Phase 2/3 trial design and continued patient enrollment in our Phase 1/1b dose expansion cohorts; and
•approximately $5.8 million in increased personnel cost, driven by an increase in the size of our workforce to support clinical development, manufacturing and research and increased professional service expenses as we continue to build out our clinical operations and development functions.

These increases were partially offset by approximately $0.9 million in decreased costs for our BCA 300 program, which was paused in 2023.

General and Administrative Expenses

General and administrative expenses increased by $9.5 million from $9.3 million for the year ended December 31, 2023, to $18.8 million for the year ended December 31, 2024. The following table summarizes our general and administrative expenses for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023	Change
General and administrative personnel costs (including stock-based compensation)	$12,545	$5,820	$6,725
Professional fees	3,696	2,061	1,635
Facility costs, IT, office expense and other	2,529	1,391	1,138
Total general and administrative expenses	$18,770	$9,272	$9,498

The increase in general and administrative expenses for the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily due to:

•approximately $6.7 million in increased personnel related costs, including stock-based compensation, driven by an increase in the size of our workforce and by a higher number and value of stock options granted;
•approximately $1.6 million in increased professional service expenses associated with higher legal, accounting and other expenses as we continue to build out our general and administrative functions to support advancing of our clinical trials and operating a publicly traded company; and
•approximately $1.1 million in increased information technology expenses and related miscellaneous expenses.

Other (Expense) Income

Interest income

Interest income for the years ended December 31, 2024 and 2023 was $14.6 million and $1.3 million, respectively. The increase was primarily due to an increase in cash equivalents from the sale of common stock and private sale of preferred stock.

Change in fair value of Series B convertible preferred stock tranche rights liability

Change in fair value of Series B convertible preferred stock tranche rights liability for the years ended December 31, 2024 and 2023 was none and $13.4 million, respectively. The loss was primarily due to the increase in fair value of the Series B convertible preferred shares sold in connection with tranched milestone closings during the year ended December 31, 2023.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception in December 2018, we have not generated any revenue from any sources and have incurred significant operating losses and negative cash flows from operations. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the clinical development of ficerafusp alfa or any future product candidates we elect to pursue. Further we expect to incur additional costs associated with operating as a public company. From our inception in December 2018 through December 31 2024, we have received aggregate net proceeds of $687.2 million from the sale of our common stock in connection with the IPO and exercise of stock options, sale of our redeemable convertible preferred stock in private placements and debt financing.

Future Funding Requirements

As of December 31, 2024, we had cash and cash equivalents of $489.7 million. Based upon our current operating plans, we believe that our existing cash and cash equivalents, will be sufficient to fund our operations and capital expenditure requirements into the first half of 2029. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. Additionally, the process of testing our product candidate in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain. We will need to raise substantial additional capital in the future.

Our future capital requirements will depend on many factors, including but not limited to:

•the type, number, scope, progress, expansions, results, costs, and timing of, clinical trials of ficerafusp alfa and future product candidates;
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

Cash Flows

Comparison of the Years Ended December 31, 2024 and 2023

The following table sets forth a summary of the net cash flow activity for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Net cash used in operating activities	$(74,751)	$(45,628)
Net cash provided by (used in) investing activities	(9)	(586)
Net cash provided by financing activities	334,031	272,496
Net increase in cash and cash equivalents	$259,271	$226,282

Operating Activities

For the year ended December 31, 2024, net cash used in operating activities was $74.8 million resulting from our net loss of $68.0 million and a net increase in our operating assets and liabilities of $14.1 million partially offset by non-cash charges of $7.4 million, which consists primarily of stock-based compensation.

For the year ended December 31, 2023, net cash used in operating activities was $45.6 million resulting from our net loss of $52.0 million and a net increase in our operating assets and liabilities of $9.6 million partially offset by non-cash charges of $16.0 million, which consisted primarily of $13.4 million change in the fair value of Series B preferred stock tranche rights liability and $1.9 million of stock-based compensation expenses.

Investing Activities

Net cash used in investing activities was $0.0 million during the year ended December 31, 2024 as compared to $0.6 million during the year ended December 31, 2023. The decrease in net cash used in investing activities was due to a decrease in purchases of property and equipment.

Financing Activities

Net cash provided by financing activities was $334.0 million during the year ended December 31, 2024. The positive net cash provided by financing activities was primarily due to the net proceeds of $332.4 million raised from the sale of our common stock in fiscal 2024

Net cash provided by financing activities was $272.5 million during the year ended December 31, 2023. which consisted primarily of the net proceeds from our Series B and Series C raises.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2024 (in thousands):

	Payment Due by Period
	Total	Less than 1 Year	1-3 years	4-5 years
Operating lease commitments	$745	$639	$106	$—
Total	$745	$639	$106	$—

We enter into contracts in the normal course of business with contract research organizations for clinical trials, with contract manufacturing organizations, or CMOs, for clinical supplies manufacturing and with other vendors for supplies and other products and services for operating purposes. These agreements generally provide for termination at the request of either party generally with less than one-year notice and, therefore, we believe that our non-cancellable obligations under these agreements are not material. We do not currently expect any of these agreements to be terminated and did not have any non-cancellable obligations under these agreements as of December 31, 2024 and 2023.

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

While our significant accounting policies are more fully described in Note 2 titled “Summary of Significant Accounting Policies” to our consolidated financial statements appearing elsewhere in this Form 10-K, we believe that the following accounting policies are the most critical for fully understanding and evaluating our financial condition and results of operations.

Accrued Research and Development Expenses

We are required to estimate our expenses resulting from obligations under contracts with vendors and consultants, in connection with conducting research and development activities. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. We reflect research and development expenses in our consolidated financial statements by matching those expenses with the period in which services are provided. We account for these expenses according to the progress of the clinical studies as measured by the timing of various aspects of the study or related activities. We determine accrual estimates through review of the underlying contracts along with preparation of financial models taking into account discussions with research and other key personnel as to the progress of studies, or other services being conducted. During the course of a study, we adjust our rate of expense recognition if actual results differ from our estimates.

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

Common Stock Valuation

Due to the absence of an active market for our common stock prior to the offering of common stock completed on September 13, 2024, we utilized methodologies, approaches and assumptions consistent with the American Institute of Certified Public Accountants’ Audit and Accounting Practice Guide: Valuation of Privately-Held Company Equity Securities Issued as Compensation to estimate the fair value of our common stock. In determining the exercise prices for options granted, we considered the fair value of the common stock as of the grant date. The fair value of our common stock was determined by our board of directors using a variety of factors, including: valuations of our common stock performed with the assistance of independent third-party valuation specialists; our stage of development and business strategy, including the status of research and development efforts of our product candidate, and the material risks related to our business and industry; our business conditions and projections; our results of operations and financial position, including our levels of available capital resources; the valuation of publicly traded companies in the life sciences and biotechnology sectors, as well as recently completed mergers and acquisitions of peer companies; the lack of marketability of our common stock as a private company; the prices of our preferred stock sold to third party investors, and the rights, preferences and privileges of our preferred stock relative to those of our common stock; the likelihood of achieving a liquidity event for the holders of our common stock, such as an initial public offering or a sale given prevailing market conditions; trends and developments in our industry; the hiring of key personnel and the experience of management; and external market conditions affecting the life sciences and biotechnology industry sectors. Significant changes to the key assumptions underlying the factors used could result in different fair values of our common stock at each valuation date.

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

Following the closing of the initial public offering, the fair value of our common stock has been determined based on the quoted market price of our common stock.

Stock-Based Compensation

Stock-based compensation expense represents the cost of the grant date fair value of equity awards recognized over the requisite service period of the awards (usually the vesting period) on a straight-line basis. We estimate the fair value of stock option awards using the Black-Scholes option pricing model and recognize forfeitures as they occur.

The Black-Scholes option pricing model requires the use of subjective assumptions, including the risk-free interest rate, the expected stock price volatility, the expected term of stock options, the expected dividend yield, and the fair value of the underlying common stock on the date of grant. Changes in the assumptions can materially affect the fair value and ultimately how much stock-based compensation expense is recognized. These inputs are subjective and generally require judgment to develop. See Note 10 titled “Stock-based Compensation” to our consolidated financial statements included elsewhere in this Form 10-K for information concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options granted for the years ended December 31, 2024, and 2023, respectively.

For awards that vest based solely on achievement of a service condition, the Company recognizes expense on a straight-line basis over the period during which the award holder provides such services. The Company recognizes forfeitures as they occur and reverses any previously recognized compensation cost associated with forfeited awards. The Company accounts for share-based compensation for awards granted to nonemployees in a similar fashion to the way it accounts for share-based compensation awards to employees.

Emerging Growth Company and Smaller Reporting Company Status

The Jumpstart Our Business Startups Act of 2012, or JOBS, permits an “emerging growth company” such as us to take advantage of an extended transition to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have elected not to “opt out” of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we will adopt the new or revised standard at the time private companies adopt the new or revised standard and will do so until such time that we either (i) irrevocably elect to “opt out” of such extended transition period or (ii) no longer qualify as an emerging growth company. There are other exemptions and reduced reporting requirements provided by the JOBS Act that we are currently evaluating. For example, as an “emerging growth company,” we are exempt from Sections 14A(a) and (b) of the Securities Exchange Act of 1934, as amended, which would otherwise require us to (1) submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay,” “say-on-frequency,” and “golden parachutes;” and (2) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of our chief executive officer’s compensation to our median employee compensation. We also intend to rely on an exemption from the rule requiring us to provide an auditor’s attestation report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act. We will continue to remain an “emerging growth company” until the earliest of the following: (1) the last day of the fiscal year following the fifth anniversary of the date of the completion of our IPO; (2) the last day of the fiscal year in which our total annual gross revenue is equal to or more than $1.235 billion; (3) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (4) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

We are also a “smaller reporting company” as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies until for so long as either (i) our voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.

Recent Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 titled “Summary of Significant Accounting Policies” to our consolidated financial statements included elsewhere in this Form 10-K.

Item 7A. Quantitative and Qualitative Disclosure

Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of December 31, 2024, we had $489.7 million in cash and cash equivalents, which consisted of cash and money market funds. Our cash and cash equivalents are primarily maintained in accounts with multiple financial institutions in the U.S. At times, we may maintain cash and cash equivalent balances in excess of Federal Deposit Insurance Corporation limits. We do not believe that we are subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we believe an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio. We would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investment portfolio.

Inflation Risk

Inflation generally affects us by increasing our cost of labor and research and development contract costs. We do not believe inflation has had a material effect on our results of operations during the periods presented.

Foreign Currency Exchange Risk

We are exposed to foreign exchange rate risk. Our headquarters is located in the U.S., where the majority of our general and administrative expenses and research and development costs are incurred in U.S. dollars. While we are subject to fluctuations in foreign currency rates in connection with these arrangements, to date, these fluctuations have not been significant. Based on our expected volumes with these vendors and employees in fiscal year 2024, a movement of 10% in the exchange rates would not have a material effect on our results of operations or financial condition.

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements, together with the reports of our independent registered public accounting firm, appear beginning on page 146 of this Annual Report for the year ended December 31, 2024.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Financial Officer), to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies judgement in evaluating the benefits of possible controls and procedures relative to their costs.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2024. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2024.

Management’s Annual Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or an attestation report of our independent registered accounting firm due to a transition period established by rules of the SEC for newly public companies. Additionally, our independent registered accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act, and our unaffiliated market capitalization exceeds $700 million.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2024 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

a.None.

b.Rule 10b5-1 Trading Plans

The following table describes for the three months ended December 31, 2024 each trading arrangement under which the Company’s directors or officers adopted, materially modified, or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Lara Meisner (Chief Legal Officer)	Adoption (November 13, 2024)	Rule 10b5-1 trading arrangement	Sale
Until the earlier of a) September 30, 2025; b) the first date on which all trades have been executed or all trading orders related to such trades have expired; and c) the date on which the plan holder gives notice to terminate the plan.
Up to 144,611 shares

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and, other than the information required by Item 402(v) of Regulation S-K, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Our independent public accounting firm is KPMG LLP, Boston, Massachusetts, United States, PCAOB Auditor ID [185].

The information required by this Item 14 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(a)Financial Statements

•For a list of the financial statements included herein, see Index to the Consolidated Financial Statements on page 145 of this Annual Report on Form 10-K, incorporated into this Item by reference.

•Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the consolidated financial statements or the notes thereto.

(b) Exhibits

The exhibits filed as part of this Annual Report on Form 10-K are set forth on the Exhibit Index immediately preceding the signature page of this Annual Report on Form 10-K. The Exhibit Index is incorporated herein by reference.

Item 16. Form 10-K Summary

Not applicable.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Bicara Therapeutics Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Bicara Therapeutics Inc. and subsidiary (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2021.

Boston, Massachusetts
March 27, 2025

BICARA THERAPEUTICS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share data)

	December 31, 2024		December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$489,711		$230,440
Prepaid expenses and other assets	12,822		633
Total current assets	502,533		231,073

Property and equipment, net	155		202
Right of use asset – operating lease	690		613
Other assets	6,618		2,094
Total assets	$509,996		$233,982

Liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$3,893		$2,142
Accounts payable – related party	615		1,044
Accrued expenses and other current liabilities	12,875		8,053
Accrued expenses and other current liabilities – related party	—		3,561
Operating lease liability – current portion	607		285
Total current liabilities	17,990		15,085

Operating lease liability – net of current portion	131		372
Other liabilities	—		17
Total liabilities	18,121		15,474

Commitments and Contingencies:
Series Seed redeemable convertible preferred stock, $0.0001 par value, 0 and 81,790,144 authorized; issued and outstanding as of December 31, 2024 and December 31, 2023, respectively (liquidation preference of $0 and $81,790 as of December 31, 2024, and December 31, 2023, respectively)	—		81,525
Series B redeemable convertible preferred stock, $0.0001 par value, 0 and 105,595,101 shares authorized; issued and outstanding as of December 31, 2024 and December 31, 2023, respectively (liquidation preference of $0 and $108,235 as of December 31, 2024 and December 31, 2023, respectively);	—		121,148
Series C redeemable convertible preferred stock, $0.0001 par value, 0 and 119,599,872 shares authorized; issued and outstanding as of December 31, 2024 and December 31, 2023, respectively (liquidation preference of $0 and $165,000 as of December 31, 2024 and December 31, 2023, respectively)	—		164,604
Total redeemable convertible preferred stock	—	—	367,277

Stockholders' equity (deficit):
Preferred stock $0.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2024 and December 31, 2023	—		—
Common stock, $0.0001 par value, 500,000,000 and 365,000,000 shares authorized; 54,444,180 and 711,895 shares issued and 54,440,013 and 640,386 shares outstanding as of December 31, 2024 and December 31, 2023, respectively	7		2
Additional paid-in capital	712,884		4,250
Accumulated deficit	(221,016)		(153,021)
Total stockholders' equity (deficit)	491,875		(148,769)

Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$509,996		$233,982

See accompanying notes to consolidated financial statements

BICARA THERAPEUTICS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except shares and per share data)

	Year Ended December 31,
	2024	2023
Operating expenses
Research and development - related party	$8,216	$9,244
Research and development	55,403	21,373
General and administrative	18,770	9,272
Total operating expenses	82,389	39,889
Loss from operations	(82,389)	(39,889)

Other (expenses) income
Interest income	14,581	1,314
Change in fair value of Series B preferred stock tranche rights liability	—	(13,405)
Total other income (expense)	14,581	(12,091)
Net loss before income taxes	(67,808)	(51,980)
Income tax expense	(187)	(5)
Net loss	$(67,995)	$(51,985)

Net Loss per share, basic and diluted	$(4.05)	$(89.61)

Weighted-average number common shares outstanding, basic and diluted	16,805,524	580,109

See accompanying notes to consolidated financial statements

BICARA THERAPEUTICS INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands except shares)

	Seed Series Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Series C Redeemable Convertible Preferred Stock		Common Equity		Additional Paid in Capital	Accumulated Deficit	Total Stockholders Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
December 31, 2022	81,790,144	$81,525	—	$—	—	$—	504,544	$2	$2,231	$(101,036)	$(98,803)
Issuance of Series B redeemable convertible preferred stock, net of offering cost, expenses, and discount	—	—	105,595,101	107,101	—	—	—	—	—	—	—
Issuance of Series C redeemable convertible preferred stock, net of offering cost and expenses	—	—	—	—	119,599,872	164,604	—	—	—	—	—
Settlement of Series B preferred stock tranche rights liability, upon issuance of milestone shares	—	—	—	14,047	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	29,149	—	120	—	120
Vesting of restricted common stock	—	—	—	—	—	—	106,693	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	1,899	—	1,899
Net loss	—	—	—	—	—	—	—	—	—	(51,985)	(51,985)
December 31, 2023	81,790,144	$81,525	105,595,101	$121,148	119,599,872	$164,604	640,386	$2	$4,250	$(153,021)	$(148,769)
Issuance of common stock, net of offering cost, expenses and discount	—	—	—	—	—	—	20,125,000	2	332,427	—	332,429
Conversion of convertible preferred stock into common stock upon initial public offering	(81,790,144)	(81,525)	(105,595,101)	(121,148)	(119,599,872)	(164,604)	33,210,876	3	367,150	—	367,153
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	416,555	—	1,660	—	1,660
Vesting of restricted common stock	—	—	—	—	—	—	47,196	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	7,397	—	7,397
Net loss	—	—	—	—	—	—	—	—	—	(67,995)	(67,995)
December 31, 2024	—	$—	—	$—	—	$—	54,440,013	$7	$712,884	$(221,016)	$491,875

See accompanying notes to consolidated financial statements

BICARA THERAPEUTICS INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2024	2023
Operating activities:
Net loss	$(67,995)	$(51,985)
Adjustments to reconcile net loss to cash used in operating activities:
Change in fair value of Series B preferred stock tranche rights liability	—	13,405
Stock-based compensation	7,397	1,899
Depreciation	56	19
Non-cash loss on equipment impairment	—	568
Non-cash lease expense	(77)	90
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(16,850)	(914)
Accounts payable and accrued expenses	6,627	3,792
Accounts payable and accrued expenses – related party	(3,990)	(12,455)
Operating lease liabilities	81	(47)
Net cash used in operating activities	(74,751)	(45,628)

Investing activities:
Purchase of property and equipment	(71)	(586)
Proceeds from sale of property and equipment	62	—
Net cash provided by (used in) investing activities	(9)	(586)

Financing activities:
Proceeds from issuance on common stock, net of issuance costs	332,427	—
Proceeds from issuance of preferred stock and preferred stock tranche rights, net	—	272,347
Proceeds from exercise of options	1,604	149
Net cash provided by financing activities	334,031	272,496

Net increase in cash and cash equivalents	259,271	226,282
Cash and cash equivalents at beginning of period	230,440	4,158
Cash and cash equivalents at end of period	$489,711	$230,440

Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Settlement of Series B preferred stock tranche rights, upon issuance of milestone shares	$—	$14,047
Right-of-use asset obtained in exchange for lease liability	$413	$703
Vesting of early exercise stock options	$68	$68

See accompanying notes to consolidated financial statements

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

Since inception, the Company has operated in the preclinical and clinical stages and has devoted substantially all of its time and efforts to performing research and development activities, raising capital, and recruiting management and technical staff to support these operations. The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry including, but not limited to, risks associated with the successful research, development and manufacturing of product candidates, competition from other companies, dependence on key personnel, protection of intellectual property, compliance with government regulations and the ability to secure additional capital to fund operations. Current and future programs will require significant research and development efforts, including extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel, and infrastructure. Even if our product development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

The Company historically has funded its operations from the issuance of common stock in connection with its initial public offering (“IPO”), redeemable convertible preferred stock and through debt financing.

In 2023, the Company issued 105,595,101 shares of Series B preferred stock with par value $0.0001 per share (the “Series B Preferred Stock”) and purchase price of $1.025 per share for net proceeds of $107.7 million after deducting expenses paid by the Company. The Company additionally issued 119,599,872 shares of Series C preferred stock with par value of $0.0001 per share (the “Series C Preferred Stock”) and purchase price of $1.3796 per share for net proceeds of $164.6 million after deducting expenses paid by the Company. During 2023, the Company raised net proceeds of $272.3 million from the issuance of redeemable convertible preferred stock. The Company expects that its cash and cash equivalents as of December 31, 2024 of $489.7 million will be sufficient to fund the operating expenditures and capital expenditure requirements necessary to advance its research efforts and clinical trials for at least one year from the date of issuance of these consolidated financial statements.

The Company has incurred operating losses since inception and expects such losses and negative operating cash flows to continue for the foreseeable future. As of December 31, 2024, the Company had cash of $489.7 million and an accumulated deficit of $221.0 million.

During 2024, the Company completed an IPO, through which it issued 20,125,000 shares of common stock with par value of $0.0001 per share and a purchase price of $18.00 per share. The Company raised net proceeds of $332.4 million from the issuance of common stock.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are prepared in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business.

The Company’s consolidated financial statements include the financial position, results of operations and cash flows of Bicara. The Company’s consolidated financial statements are denominated in U.S. dollars. The consolidated financial statements include the accounts of the Company and its wholly owned, controlled subsidiary. All intercompany transactions and balances have been eliminated in consolidation.

Reverse Stock Split

In September 2024, the Company effected a 1-for-9.2435 reverse stock split of its common stock. On the effective date of the reverse stock split, (i) each 9.2435 shares of outstanding common stock were reduced to one share of common stock; (ii) the number of shares of common stock into which each outstanding option to purchase common stock is exercisable were proportionately reduced on a 9.2435-to-1 basis; and (iii) the exercise price of each outstanding option to purchase common stock were proportionately increased on a 1-to-9.2435 basis. All the share numbers, share prices, and exercise prices have been adjusted, on a retroactive basis, to reflect this 1-for-9.2435 reverse stock split. Additionally, the authorized, issued and outstanding shares of redeemable convertible preferred stock and their related per share amount, other than the conversion price per share, was not adjusted as a result of the reverse stock split.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosure of contingent assets and liabilities as of and during the reporting period. The Company bases its estimates on historical experience when available and on other assumptions that management believes are reasonable under the circumstances. Significant estimates and assumptions reflected in these consolidated financial statements include but are not limited to: the estimated costs of research and development activities, the fair value of tranche right liabilities, and the fair values of common stock and stock awards and associated stock- based compensation expense. The Company assesses estimates on an ongoing basis; however, actual results could materially differ from those estimates.

Redeemable Convertible Preferred Stock

The Company recorded shares of redeemable convertible preferred stock at their respective fair values on the dates of issuance, net of issuance costs. The Company applied the guidance in ASC 480-10-S99-3A, SEC Staff Announcement: Classification and Measurement of Redeemable Securities, and therefore classified the Series Seed, Series B and Series C convertible preferred stock as mezzanine equity. The convertible preferred stock was recorded outside of stockholders’ deficit because, in the event of certain deemed liquidation events considered not solely within the Company’s control, such as a merger or consolidation and sale, lease or transfer of all or substantially all of the Company’s assets, the convertible preferred stock would have become redeemable at the option of the holders. In the event of a change of control of the Company, proceeds received from the sale of such shares would have been distributed in accordance with the corresponding liquidation preferences. The Company did not adjust the carrying values of the convertible preferred stock to the deemed liquidation values of such shares since a liquidation event was not probable at any of the reporting dates prior to the IPO, which was executed in the third quarter of 2024 and resulted in the conversion to common shares.

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

The Series B Preferred Stock issuance as described in Note 9 Redeemable Convertible Preferred Stock to these consolidated financial statements, included tranche rights (“Series B Tranche Rights”) to purchasers who participated in the initial Series B Preferred Stock issuance. The Series B Tranche Rights were determined to be a “freestanding financial instrument” as defined in the ASC Master Glossary as they are legally detachable and separately exercisable. Management assessed the freestanding financial instrument under ASC 480, Distinguishing Liabilities from Equity, and determined that such rights should be accounted for as a liability at fair value given they impose an obligation on the Company to issue shares that are contingently redeemable. The Series B Tranche Rights were revalued at each reporting period until settlement, with changes in the fair value recorded in the consolidated statements of operations.

Fair Value Measurements

Certain assets and liabilities are carried at fair value under U.S. GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. A framework is used for measuring fair value utilizing a three-tier hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

•Level 1—defined as observable inputs, such as quoted prices unadjusted in active markets for identical assets or liabilities;
•Level 2—defined as inputs other than quoted prices included in Level 1 that are either directly or indirectly observable; and
•Level 3—defined as significant unobservable inputs in which little or no market data exists, therefore, requiring an entity to develop its own assumptions

The carrying amounts of the Company’s financial assets (which include cash) and liabilities (which include accounts payable) approximate fair value because of the short maturity of these instruments and have been classified as Level 1. The Series B Tranche Rights are classified as Level 3 financial liabilities (Refer to Note 3 Fair value measurement to these consolidated financial statements for more details).

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

Long-Lived Assets

The Company states property and equipment at cost, net of accumulated depreciation. The Company capitalizes major improvements and expenses maintenance and repairs as incurred. The Company recognizes depreciation on a straight-line basis over the estimated useful lives of the related assets, which are as follows:

Estimated useful life
Computers and equipment	3 years
Furniture and fixtures	3 years

Upon retirement or sale of property and equipment, as applicable, the cost and related accumulated depreciation are removed from the balance sheets and the resulting gain or loss is reflected in operations. The Company recorded no loss and a $0.6 million loss for the years ended December 31, 2024 and 2023, respectively, for property that was abandoned and written off. The Company evaluates long-lived asset impairments every year under ASC 360, noting no impairments for the years ended December 31, 2024 and 2023, respectively, except as described above.

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

The financial terms of these agreements are subject to negotiation, vary from contract to contract, and may result in uneven payment flows to the Company’s vendors. Billing terms and payments are reviewed by management to ensure estimates of outstanding obligations are appropriate as of period end. Tracking the progress of completion for clinical trial and contract manufacturing activities performed by third parties allows the Company to record the appropriate expense and accruals under the terms of the agreements. During the years ended December 31, 2024 and 2023, the Company incurred $63.6 million and $30.6 million, respectively, relating to research and development expenses. The Company recorded accrued liabilities of $9.4 million and $9.6 million for clinical trial and contract manufacturing expenses as of December 31, 2024 and 2023, respectively.

General and Administrative Expense

General and administrative expenses consist primarily of salaries and related benefits, including share-based compensation expense, related to the Company’s executive, finance and other support functions. Other general and administrative expenses include professional fees for legal, auditing, tax, consulting services, investor relations, IT and office expenses, rent and insurance.

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

Fair Value of Common Stock: The grant date fair value of stock awards granted under its 2019 Stock Option and Grant Plan are determined using the fair market value of the Company’s common stock on the date of grant, as set forth in the applicable plan document. Prior to the Initial Public Offering (“IPO”) and due to the absence of an active market for the Company’s common stock, the Company utilized methodologies in accordance with ASC 820, Fair Value Measurement. The estimated fair value of the common stock has been determined at each grant date based upon a variety of factors, including the illiquid nature of the common stock, recent transactions involving the Company’s stock, the effect of the rights and preferences of the preferred shareholders, and the prospects of a liquidity event. Among other factors are the Company’s financial position and historical financial performance, the status of clinical developments, the composition and ability of the current research and management team, an evaluation or benchmark of the Company’s competition, and the current business climate in the marketplace. Significant changes to the key assumptions underlying the factors used could result in different fair values of common stock at each valuation date. For the most recent valuation of common stock prior to the IPO, the Company used valuation methods to estimate future potential outcomes for the Company, as well as values and probabilities associated with each respective potential outcome. The common stock per share value determined using this approach was ultimately based upon probability-weighted per share values resulting from the various future scenarios, which included an IPO scenario or continued operation as a private company scenario.

After the IPO, the Company utilized its publicly quoted stock price on grant date as the fair value of common stock.

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

For awards that vest based solely on achievement of a service condition, the Company recognizes expense on a straight-line basis over the period during which the award holder provides such services. The Company recognizes forfeitures as they occur and reverses any previously recognized compensation cost associated with forfeited awards. The Company accounts for share-based compensation for awards granted to nonemployees in a similar fashion to the way it accounts for share-based compensation awards to employees.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes (“ASC 740”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Under ASC 740, the asset and liability method is used in accounting for income taxes. Deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities and are measured using the enacted tax rates and law that will be in effect when the differences are expected to reverse. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. The Company evaluates annually the realizability of the deferred tax assets by assessing the valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization include forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. In 2024 and 2023, the Company recorded a full valuation allowance for the deferred tax assets based on the historical loss and the uncertainty regarding the ability to project future taxable income. In future periods if the Company is able to generate income, the Company may reduce or eliminate the valuation allowance.

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit would more likely than not be realized assuming examination by the taxing authority. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. At December 31, 2024 and 2023, the Company had no liability for income tax associated with uncertain tax positions. The Company would recognize any corresponding interest and penalties associated with its income tax positions in income tax expense. There was no income tax interest or penalties incurred during the years ended December 31, 2024 and 2023.

Comprehensive Loss

Comprehensive loss consists of net loss and changes in equity during a period arising from transactions and other equity and circumstances, of which we have none. Our comprehensive loss equals our net loss for all periods presented.

Net Loss Per Common Share

Net loss per common share is computed using the two-class method required due to the participating nature of the redeemable convertible preferred stock. Although the redeemable convertible preferred stock are participating securities, such securities do not participate in net losses and therefore do not impact the Company’s net loss from continuing operations per share calculation as of December 31, 2024 and 2023.

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

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as they would be anti-dilutive:

	As of December 31,
	2024	2023
Options and restricted stock awards outstanding	7,748,972	4,897,868
Series Seed redeemable convertible preferred stock	—	8,848,387
Series B redeemable convertible preferred stock	—	11,423,688
Series C redeemable convertible preferred stock	—	12,938,801

Amounts in the table above reflect the common stock equivalents of the noted instruments.

Segments

The Company has one operating segment. The Company’s chief operating decision maker, its Chief Executive Officer, manages the Company’s operations on a consolidated basis for the purpose of allocating resources.

Recent Accounting Pronouncements

New Accounting Pronouncements Issued and Adopted as of December 31, 2024

Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Disclosures, which requires that an entity report segment information in accordance with Topic 280, Segment Reporting. The amendment in the ASU is intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The Company adopted this ASU in December 2024 on a retrospective basis to all periods presented and it did not have a material impact on the Company's consolidated financial statements.

Accounting Pronouncements Issued and Not Adopted as of December 31, 2024

Accounting Standards Update 2023-09—Income Taxes (Topic 740): Improvements to Income Tax Disclosures, or ASU 2023-09. ASU 2023-09 focuses on income tax disclosures around effective tax rates and cash income taxes paid. The standard largely follows the proposed ASU issued earlier in 2023 with several important modifications and clarifications. ASU 2023-09 is effective for public entities for annual periods beginning after December 15, 2024 and for all other business for annual periods beginning after December 15, 2025. Early adoption is permitted, and the Company is evaluating the impact of this guidance on the consolidated financial statements and related disclosures.

Accounting Standards Update 2024-03, Disaggregation of Income Statement Expenses (DISE). This new guidance requires all public entities to incorporate disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. The standard is effective prospectively for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption and retrospective application are permitted. We are currently evaluating the impact that ASU 2024-03 will have on our consolidated financial statements.

The Company reviewed additional recent accounting pronouncements and concluded they are either not applicable or that the Company does not expect adoption to have a material effect on the consolidated financial statements.

3. Fair Value Measurements

The following tables present information about the Company’s financial assets that have been measured at fair value as of December 31, 2024 and 2023 (in thousands):

Description	Level 1	Level 2	Level 3	December 31, 2024
Assets:
Money market funds included within Cash and cash equivalent	$485,168	$—	$—	$485,168
Total	$485,168	$—	$—	$485,168

Description	Level 1	Level 2	Level 3	December 31, 2023
Assets:
Money market funds included within Cash and cash equivalent	$230,088	$—	$—	$230,088
Total	$230,088	$—	$—	$230,088

The Company estimated the fair value of the Series B Tranche Rights at the time of issuance and subsequently remeasured them at each reporting period and prior to settlement. The fair value of the Series B Tranche Rights was determined using a contingent forward model, which considered as inputs the estimated fair value of the Series B Preferred Stock as of each valuation date, the risk-free interest rate, probability of achievement and estimated time to tranche closing. The most significant assumptions in the contingent forward model impacting the fair value of the Series B Tranche Rights are the fair value of the Company’s Series B Preferred Stock, probability of achievement, and time to the tranche closing as of each measurement date. The Company determined the fair value per share of the underlying Series B Preferred Stock by taking into consideration the most recent sales of its preferred units, results obtained from third-party valuations and additional factors the Company deems relevant.

The following table sets forth a summary of the changes in fair value of the Level 3 Series B Tranche Rights for the year ended December 31, 2023 (in thousands):

Tranche Rights Liability
Balance as of December 31, 2022	$—
Fair value recognized upon the issuance of preferred stock tranche rights	642
Change in fair value of preferred stock tranche rights	13,405
Settlement of the preferred stock tranche rights	(14,047)
Balance as of December 31, 2023	$—

The following assumptions were used in the estimation of the fair value of the Series B Tranche Rights, on closing dates of Series B financing tranches (as defined in Note 9):

	November 3, 2023 Milestone Closing	September 8, 2023 Milestone Closing	March 2, 2023 Initial Closing
Preferred share price	$1.23	$1.23	$1.01
Expected term (in years)	—	—	0.5
Risk-free rate	—	—	5.2%
Probability of achievement	100.0%	100.0%	95.0%

4. Leases

On August 16, 2023, the Company entered into a 2.5 years lease for 4,617 square feet of office space in Boston, Massachusetts. In October, 2024, the Company amended its original lease agreement to lease an additional 4,744 square feet of office space (the "Amended Lease") in order to expand the Company's headquarters to 9,361 square feet of office space. The base rent under the Amended Lease is approximately $0.6 million per year. The Amended Lease did not extend the original lease end date under the original lease term. The lease requires a security deposit totaling $0.1 million, which the Company has met with cash on deposit.

The Company recorded rent expense of $0.4 million and $0.5 million for the years ended December 31, 2024 and 2023, respectively. Rent expense incurred prior to entering into the above lease agreement was based on a month-to-month agreement.

The minimum aggregate future lease commitments are as follows (in thousands):

		Amount
2025		$639
2026		132
	Total minimum lease payments	771
	Less: imputed interest	(33)
	Present value of lease liability	$738
	Other information:
	Weighted-average remaining lease term (in years)	1.17 years
	Weighted-average discount rate	8.32%

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Accrued research and development expenses	$9,397	$6,035
Accrued bonus and payroll related expenses	3,083	1,742
Accrued professional fees	158	184
Accrued other	237	92
Total	$12,875	$8,053

6. Accrued Expenses and Other Current Liabilities—Related Party

Accrued expenses and other current liabilities—related party consisted of the following (in thousands):

	As of December 31,
	2024	2023
Accrued research - related party (Note 12)	$—	$3,561

7. Commitments and Contingencies

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

The Company does not have contingency reserves established for any litigation liabilities as of December 31, 2024, or December 31, 2023.

On October 22, 2024, a complaint was filed in federal district court in the District of Massachusetts by Y-Trap, Inc. (“Y-Trap”) naming as defendants us and Biocon LTD. (“Biocon”), captioned Y-Trap, Inc. v. Biocon LTD. and Bicara Therapeutics Inc., No. 24-cv-12678 (D. Mass.). The operative complaint alleges a claim against defendants for correction of inventorship of a number of patents, including patents alleged to be licensed to us relating to ficerafusp alfa. The complaint also alleges claims against defendants for unfair trade practices pursuant to Chapter 93A of the Massachusetts General Laws, unjust enrichment, and civil conspiracy. The complaint seeks, among other things, damages (including compensatory, enhanced, and punitive damages), an order correcting the inventorship of the patents at issue, costs and attorney’s fees, and other equitable and injunctive relief. On January 31, 2025, Y-Trap filed its operative, amended complaint. On February 28, 2025, Biocon and Bicara moved to dismiss all Y-Trap’s claims, which motions remain pending. We will continue to vigorously defend against this litigation.

8. Common Stock

The Company has 500,000,000 shares of Common Stock authorized for issuance with par value $0.0001 per share. As of December 31, 2024 and 2023, 54,444,180 and 711,895 shares were issued, net of share repurchased and cancellation, respectively and 54,440,013 shares and 640,386 shares, net were outstanding, respectively.

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

In September 2024, the Company completed an IPO. As part of the IPO, the Company received net proceeds of $332.4 million after deducting underwriting discounts, commissions and other offering expenses paid by the Company, totaling $29.8 million from the issuance of 20,125,000 shares.

Prior to the IPO, the Company issued shares of convertible redeemable preferred shares, which consisted of Seed Series, Series B and Series C of preferred stock. Each tranche was subject to automatic conversion to common stock per the terms of the initial agreement. Prior to the IPO, there were 81,790,144, 105,595,101 and 119,599,872 shares outstanding in Seed Series, Series B and Series C tranches of preferred stock, respectively. These shares were converted into 33,210,876 shares of common stock upon completion of the IPO.

9. Redeemable Convertible Preferred Stock

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

The Company was also obligated to sell up to 68,521,939 additional shares (the “Milestone Shares”) of Series B Preferred Stock to the same purchasers at the same purchase price as the Initial Series B Closing the Series B Tranche Rights. The sale of Milestone Shares (the “Milestone Closings”) was contingent upon the Company’s achievement of certain milestones. In addition, if elected by a purchaser, the Company was obligated to sell Milestone Shares prior to achievement of the milestones (the “Voluntary Closings”). The Series B Tranche Rights are considered a freestanding instrument classified as a liability under ASC 480. The initial fair value of the liability was determined to be $0.6 million. Refer to Note 3 Fair Value Measurements to these consolidated financial statements for further details. Share issuances pursuant to exercise of the Series B Tranche Rights under such Milestone Closings occurred on September 8 and November 3, 2023 in the amounts of 39,024,386 and 29,497,553, respectively, for net proceeds of $69.9 million. Upon completion of the Milestone Closings, such tranche liabilities of $8.0 million and $6.0 million on September 8, 2023 and November 3, 2023, respectively, were settled to redeemable convertible preferred stock on the consolidated balance sheets. The Voluntary Closings were not exercised by the purchasers in 2023, and this right has expired.

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

The Seed Series Preferred Stock, Series B Preferred Stock and Series C Preferred Stock are collectively referred to as the “Preferred Stock”. As of December 31, 2023 and until they were converted to common shares on September 13, 2024, the Preferred Stock had the following rights, preferences, and privileges:

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

Liquidation Preference

Series B and Series C Preferred Stock - In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the shareholders of outstanding Series B Preferred Stock and Series C Preferred Stock were entitled to be paid out of the assets of the Company available for distribution to its stockholders and in case of a Deemed Liquidation Event (defined as a merger or consolidation in which the Company was a constituent party, or the sale, lease, transfer, exclusive license or other disposition by the Company of all or substantially all the assets), the holders of the Series B and Series C Preferred Stock would have been entitled to be paid out of the consideration payable to stockholders or out of the available proceeds of the Company, before the Seed Series and common stockholders, an amount per share (the “Liquidation Amount”) equal to the greater of: (a) the applicable original issue price, plus any dividends declared but unpaid, or (b) such amount per share amount as would have been payable on the conversion of all Series B Preferred Stock and Series C Preferred Stock (as applicable) into Common Stock immediately prior to such liquidation, dissolution, winding up or Deemed Liquidation Event. If the amount to be paid as Liquidation Amount was insufficient, then all Series B and Series C preferred stockholders would have shared the assets available for distribution in proportion of their shareholding.

Seed Series Preferred Stock - The Seed Series preferred stockholders had priority over the common stockholders, with a liquidation preference equal to the greater of (a) the Seed Series original issue price, plus any dividends declared but unpaid thereon, or (b) such amount per share as would have been payable on the conversion of all shares of Seed Series Preferred Stock into Common Stock immediately prior to such liquidation, dissolution, winding up or Deemed Liquidation Event. If upon any such liquidation, dissolution or winding up of the Company or Deemed Liquidation Event, and after the payment of all preferential amounts required to be paid to the holders of the Series B Preferred Stock and Series C Preferred Stock, the assets of the Company available for distribution to its stockholders was insufficient to pay the holders of shares of Seed Series Preferred Stock the full amount to which they would have been entitled, the holders of shares of Seed Series Preferred Stock would have shared ratably in any distribution of the assets available for distribution in proportion to the respective amounts which would otherwise be payable in respect of the shares of Seed Series Preferred Stock held by them upon such distribution if all amounts payable on or with respect to such shares were paid in full.

Redemption

The Preferred Stock was not redeemable except in the event of a Deemed Liquidation Event. As redemption by the holders was not within the control of the Company, all the outstanding convertible preferred stock was classified as temporary equity in the balance sheets.

Dividends

Series B and Series C Preferred Stock - The holders of then outstanding shares of Series B Preferred Stock and Series C Preferred Stock were entitled to receive, only when, as and if declared by the board of directors of the Company, dividends at the rate of eight percent (8%) of the applicable original issue price for each share of Series B Preferred Stock or Series C Preferred Stock, prior and in preference to any declaration or payment of any other dividend on shares of Seed Series Preferred Stock or Common Stock (other than dividends on shares of Common Stock payable in shares of Common Stock) during the same calendar year. The Company was not to declare, pay or set aside any dividends on shares of any other class or series of capital stock of the Company unless the holders of the Series B Preferred Stock and Series C Preferred Stock then outstanding first received a dividend on each outstanding share of Series B Preferred Stock or Series C Preferred Stock at the same rate and same time on an as-converted basis. No dividends have been declared or paid as of December 31, 2024.

Seed Series Preferred Stock – The Company could not declare, pay or set aside any dividends on shares of Common Stock unless the holders of the Seed Series Preferred Stock then outstanding were to first receive, or simultaneously receive, a dividend on each outstanding share of Preferred Stock at the same rate and same time on an as-converted basis. No dividends have been declared or paid as of December 31, 2024.

Voting Rights

The holders of the Preferred Stock had the same voting rights as the holders of the Common Stock, on an as-converted basis. As of December 31, 2024, the board of directors of the Company was comprised of ten members.

Protective Provisions

At any time when shares of Preferred Stock were outstanding, the Company would not do any of the following without the written consent or affirmative vote of at least 65% of the outstanding Preferred Stock holders, including at least one holder of Series C Preferred Stock who did not hold shares of any other class or series of Preferred Stock: 1) liquidate, dissolve or wind-up the business and affairs of the Company, or effect any merger or consolidation or any other Deemed Liquidation Event; 2) amend, alter or repeal any provision of the Certificate of Incorporation or Bylaws of the Company in a manner that adversely affects the powers, preferences or rights of the Preferred Stock; 3) create, issue, or reclassify any capital stock unless the same ranks junior to the Preferred Stock with respect to its rights, preferences and privileges; 4) cause or permit any of its subsidiaries to, without approval of the board of directors, sell, issue, sponsor, create or distribute any digital tokens, cryptocurrency or other blockchain-based assets; 5) purchase or redeem or pay or declare any dividend or make any distribution on, any shares of capital stock of the Company other than as expressed with the Preferred Stock agreements; 6) create, issue, or authorize the issuance of any debt security or create any lien or security interest or incur other indebtedness for borrowed money; 7) create, or hold capital stock in, any subsidiary that is not wholly owned by the Company, or permit any subsidiary to create or issue any shares, or sell, transfer or otherwise dispose of any capital stock; 8) create, adopt, amend, terminate or repeal any equity (or equity-linked) compensation plan; or 9) increase or decrease the authorized number of directors constituting the board of directors.

Additional protective provisions for certain classes of shares included the following:

Series B Preferred Stock - For so long as at least 52,797,551 shares of Series B Preferred Stock were outstanding, the Company would not do any of the following without the written consent or affirmative of at least 60% of the Series B holders: a) waive or otherwise forego any adjustment in the Series B Conversion Price; b) create, or authorize the creation of, or issue or obligate itself to issue shares of, or reclassify, any capital stock unless the same ranks junior to the Series B Preferred Stock with respect to its rights, preferences and privileges; or c) amend, modify, change or waive the liquidation amount applicable to the Series B Preferred Stock.

Series C Preferred Stock - For so long as at least 71,759,924 shares of Series C Preferred Stock were outstanding, the Company would not do any of the following without the written consent or affirmative of at least 60% of the Series C holders: a) waive or otherwise forego any adjustment in the Series C Conversion Price; b) effect the conversion of the Series C Preferred Stock to Common Stock in a Qualified IPO; c) create, or authorize the creation of, or issue or obligate itself to issue shares of, or reclassify, any capital stock unless the same ranks junior to the Series C Preferred Stock with respect to its rights, preferences and privileges; or d) amend, modify, change or waive the liquidation amount applicable to the Series C Preferred Stock.

10. Stock-Based Compensation

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

The following are awards that are authorized to be issued:

•Stock Options including Incentive Stock Options (“ISO”) or Non-Qualified Stock Options (“NQSO”);
•Restricted Stock Awards (“RSA”);
•Unrestricted Stock Awards (“URSA”); and
•Restricted Stock Units (“RSU”)

Under the 2019 Plan, as amended, the Company is authorized to issue up to 8,856,245 shares of Common Stock. For the year ended December 31, 2024, the Company has issued RSAs, ISOs and NQSOs under the 2019 Plan. The terms of equity award agreements, including vesting requirements, were determined by the board of directors and are subject to the provisions of the 2019 Plan. Equity awards granted to employees and non-employees generally vest over a four-year period but may be granted with different vesting terms. Certain options provide for early vesting.

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

Under the 2024 Plan, the Company is authorized to issue up to 2,453,616 shares of Common Stock, plus on January 1, and on each January 1 thereafter, the number of shares of stock reserved and available for issuance under the 2024 Plan shall automatically be cumulatively increased by 5% of the outstanding shares on the immediately preceding December 31 or such lesser number of shares as approved by the Company. Through December 31, 2024, the Company has issued 289,707 ISOs and NQSOs under the 2024 Plan. The terms of equity award agreements, including vesting requirements, were determined by the board of directors and are subject to the provisions of the 2024 Plan. Equity awards granted to employees and non-employees generally vest over a four-year period but may be granted with different vesting terms. Certain options provide for early vesting.

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

Stock-Based Compensation Expense

The Company recognized total stock-based compensation expense for non-employees and employees in its statements of operations as follows (in thousands):

	Year Ended December 31,
	2024	2023
Research and development	$2,084	$381
General and administrative	5,313	1,518
Total	$7,397	$1,899

Restricted Stock Awards

A summary of RSA award activity for non-employees and employees of the Company is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance as of December 31, 2023	47,199	$4.07
Granted	—	—
Vested	(47,199)	4.07
Repurchased/forfeited	—	—
Balance as of December 31, 2024	—

There were no unvested RSAs and unrecognized compensation costs as of December 31, 2024.

Stock Options

Stock-based compensation, measured at the grant date based on the fair value of the award, is typically recognized ratably over the requisite service period, using the straight-line method of expense attribution. When utilizing the Black-Scholes option-pricing model to determine the grant date fair value of stock options granted to employees or non-employees, we used the following weighted average assumptions:

	Year Ended December 31,
	2024	2023
Risk-free interest rate	3.8%	3.2%
Expected term (in years)	6.1	6.1
Expected annual dividend yield	—%	—%
Expected volatility	90.8%	81.7%
Fair Value of common stock	$5.45 - $24.43	$3.79 - $5.45

Using the Black-Scholes option pricing model, the weighted-average grant date fair value of stock options granted during the years ended December 31, 2024 and 2023 was $7.46 and $3.33 per share, respectively.
A summary of options award activity for non-employees and employees of the Company is as follows:

	Shares	Weighted-Average Exercise Price	Weighted Average - Remaining Contractual Life (years)	Aggregate Intrinsic Value(1) (in thousands)
Outstanding at December 31, 2023	4,850,669	$4.53
Granted	3,767,807	9.76
Exercised	(416,569)	3.83
Canceled	(163,228)	4.04
Outstanding as of December 31, 2024	8,038,679	$7.02	9.1	$84,052

Exercisable as of December 31, 2024	1,366,377	$5.14	8.5	$16,777
Exercisable and expected to vest as of December 31, 2024	8,038,679		9.1

(1) The aggregate intrinsic values is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s common stock on December 31, 2024 for the options that were in the money.

The Company had 6,672,302 unvested stock options outstanding as of December 31, 2024. As of December 31, 2024, total unrecognized compensation costs of $34.5 million related to unvested stock options are expected to be recognized as expense over a weighted average period of 3 years.

On September 5, 2024, the Company’s board of directors adopted, and its stockholders approved, the 2024 Employee Stock Purchase Plan (the "ESPP"), which became effective September 5, 2024. The ESPP initially reserves and authorizes the issuance of up to 507,383 shares of our common stock to participating employees. The ESPP provides that the number of shares reserved and available for issuance will automatically increase on January 1, 2025 and each January 1 thereafter through January 1, 2034, by the least of (i) 1,014,766 shares of common stock, (ii) 1% of the sum of (A) the number of shares of our common stock issued and outstanding on the immediately preceding December 31, and (B) the number of shares of common stock issuable pursuant to the exercise of any outstanding, pre-funded warrants to acquire such common stock for a nominal exercise price on the immediately preceding December 31, or (iii) such number of shares of common stock as determined by the administrator of the ESPP. The number of shares reserved under the ESPP is subject to adjustment in the event of a stock split, stock dividend, or other change in our capitalization. There has been no activity on this plan to date and no stock-based compensation expense was recognized during the year ended December 31, 2024.

11. Income Taxes

The provision for income taxes is as follows (in thousands):

	As of December 31,
	2024	2023
Current income taxes
Federal	$—	$—
State	180	5
Total current income taxes	180	5
Deferred income taxes
Federal	—	—
State	—	—
Total deferred income taxes	—	—
Total tax expense	$180	$5

	As of December 31,
	2024	2023
Deferred tax assets
Net operating losses	25,269	21,651
Tax credit carryforwards	4,570	1,510
Intangibles	1,528	1,633
Capitalized R&D (Section 174)	26,292	12,585
Stock compensation	1,335	307
Lease liability	195	174
Other	10	8
Total gross deferred tax asset	59,199	37,868
Deferred tax liabilities - ROU asset	(182)	(163)
Valuation allowance	(59,017)	(37,705)
Net deferred tax asset	—	—

The Company has had net operating losses (“NOLs”) since inception. As of December 31, 2024, and December 31, 2023, the Company has federal net operating loss carryforwards of $91.5 million and $80.4 million, respectively, all of which can be carried forward indefinitely. The Company also has federal research and development tax credit carryforwards of $4.1 million and $1.3 million, respectively, available to reduce future tax liabilities, which expire at various dates beginning in 2040.

The Company has state net operating loss carryforwards of $96.0 million and $75.6 million as of December 31, 2024 and December 31, 2023, respectively, to reduce future state taxable income. These state NOLs carryforwards will start expiring in 2039. The Company also has state research and development tax credit carryforwards of $0.6 million and $0.3 million, respectively as of December 31, 2024 and 2023, available to reduce future state tax liabilities, which expire at various dates beginning in 2035.

Under the provisions of the Internal Revenue Code, certain substantial changes in the Company’s ownership may result in a limitation on the amount of NOL carryforwards and research and development credit carryforwards that may be utilized annually to offset future taxable income and taxes payable. The Company has not determined whether a limitation has occurred.

As required by ASC 740, management has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which principally comprise NOL carryforwards, research and development credit carryforwards and an IPR&D license. Management has determined that it is more likely than not that the Company will not recognize the benefits of its federal and state deferred tax assets, and as a result, a valuation allowance of $59.0 million and $37.7 million has been established as of December 31, 2024, and 2023, respectively. The change in the valuation allowance was $21.3 million for the year ended December 31, 2024. The primary reason for the difference between the income tax expense recorded by the Company and the amount of income tax expense at statutory income tax rates was the change in the valuation allowance.

As of December 31, 2024 and 2023, the Company had no unrecognized tax benefits. The Company has not as yet conducted a study of its research and development credit carryforwards. This study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development credits, and if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the balance sheets or statements of operations if an adjustment were required.

Interest and penalty charges, if any, related to unrecognized tax benefits would be classified as income tax expense in the accompanying statements of operations. As of December 31, 2024 and 2023, the Company has no accrued interest related to uncertain tax positions. In many cases, the Company’s uncertain tax positions are related to years that remain subject to examination by relevant tax authorities. Since the Company is in a loss carryforward position, it is generally subject to examination by the U.S. federal, state, and local income tax authorities for all tax years in which a loss carryforward is available.

Net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50% as defined under Sections 382 and 383 in the Internal Revenue Code. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities.

The amount of the annual limitation is determined based on the Company’s value immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The Company has not conducted a Section 382 and 383 study for the year ended December 31, 2024.

	As of December 31,
	2024	2023
Income tax computed at federal statutory tax rate	21.0%	21.0%
State taxes, net of federal benefit	6.7%	4.1%
Change in valuation allowance	(31.3)%	(19.1)%
General business credit carryovers	4.1%	1.0%
Permanent differences	(0.5)%	(5.6)%
Other	0.1%	(1.4)%
Total	—%	—%

12. Significant Agreements - Related Parties

The Company entered into a master services agreement on December 15, 2020 (the “Master Services Agreement”) with Biocon. Pursuant to the terms of the master service agreement, Biocon provided services related to research and development, clinical trials, regulatory interactions and manufacturing. The Company did not incur any expenses under the Master Services Agreement during the years ended December 31, 2024 and 2023. As of December 31, 2024 and 2023, the Company owed $0.6 million and $1.6 million, respectively, which were classified in accrued expenses-related party on the balance sheets.

On July 23, 2019, the Company entered into a manufacturing agreement with a wholly-owned subsidiary of Biocon, Biocon Biologics Limited (“BBL”) formerly Biocon Biologics India Limited, which is valid for 5 years unless earlier terminated by one of the parties. Additionally, the Company entered into a material transfer agreement on August 17, 2023, a quality agreement on October 12, 2023, a service agreement on October 18, 2023 and a manufacturing agreement on December 15, 2023 (the “BBL Agreements”). Pursuant to the terms of the BBL Agreements, BBL manufactures and supplies specified quantities of products to Bicara to be utilized in research and development and manufacturing as per purchase orders executed from time to time between the two parties. For the years ended December 31, 2024 and 2023, the Company incurred $1.0 million and $1.2 million research and development expenses, respectively, under the BBL Agreements. As of both December 31, 2024 and 2023, the Company owed $0.0 million.

The Company additionally entered into a manufacturing agreement with a wholly-owned subsidiary of Biocon, Syngene International Limited (“Syngene”), on July 17, 2019, and subsequently amended, along with a master contract services agreement on July 24, 2020 (the “Syngene Agreements”). Pursuant to the terms of the Syngene Agreements, Syngene manufactures and supplies specified quantities of products to Bicara to be used in research and development as per purchase orders executed from time to time between the two parties and performs additional contract research services under the master contract services agreement. The manufacturing agreement is valid for 6 years unless earlier terminated by one of the parties, while the master contract services agreement carried a term of 2 years. On December 16, 2024, the Company entered into an additional master contract services agreement with Syngene, whereby Syngene agreed to provide the Company with dedicated research laboratories and personnel (“Dedicated Center Agreement”). The Dedicated Center Agreement has a term of 4 years, unless earlier terminated by one of the parties.

For the years ended December 31, 2024 and 2023 the Company incurred $7.2 million and $8.4 million of research and development expenses, respectively, under the Syngene Agreements. As of December 31, 2024, and 2023, the Company owed $0.6 million and $2.9 million, respectively, relating to these incurred costs, of which $0.6 million and $1.0 million, respectively, were classified in accounts payable-related party and $0.0 million and $1.9 million, respectively, were classified in accrued expenses-related party on the balance sheets.

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

In September 2021, the Company entered into a full recourse promissory note (the “Promissory Note”) with our Chief Financial Officer (“CFO”), pursuant to which the Company loaned $0.3 million, plus interest accruing at rate of 0.86% per annum (or if higher, the applicable federal rate as of the date of the Promissory Note), due by the earliest to occur of (i) December 31, 2025, (ii) the date of certain transfers of the collateral pledged under the Promissory Note, (iii) upon the day prior to the date a change in the Company’s or the CFO’s status would cause the loan to be deemed prohibited under applicable law, (iv) upon the date prior to the Company’s filing of a registration statement for an initial public offering or a change of control, (v) upon acceleration of the Promissory Note in accordance with its terms or (vi) the date three months following the CFO’s termination of employment with the Company. As part of the Promissory Note, the CFO pledged 66,676 shares of restricted Common Stock as collateral under the terms of a security agreement. There has been immaterial interest income from the Promissory Note. The CFO repaid the full amount in June 2024. As of December 31, 2023, the Company recorded $0.1 million within prepaid expenses and other assets, and $0.1 million within other assets on the balance sheet.

13. Significant Agreements

IQVIA

On October 15, 2019, the Company entered into a master clinical contract services agreement with IQVIA RDS Inc (“IQVIA”), which was amended in December 2023 to include global clinical trials. Pursuant to the terms of the agreement, as amended, IQVIA will provide the Company with certain global clinical-development related services and laboratory services under separately executed statements of work (“SOWs”). In June 2021, the Company entered into an SOW with IQVIA for lab and clinical development services, to be invoiced on a monthly basis based on work performed by IQVIA. Under this SOW, Bicara agreed to provide IQVIA with an initial upfront payment of $1.8 million, of which $1.0 million was a refundable deposit and $0.8 million for investigator grant payment in advance. In December 2022, Bicara entered into an authorized to proceed agreement (“ATP”) with IQVIA. Under the ATP, Bicara agreed to provide IQVIA with an additional refundable deposit of $0.9 million, which was paid in March 2023. Both the initial deposit and the ATP deposit will be held on account and reconciled against final invoices. As of December 31, 2024 and 2023, the refundable deposit balance was $1.9 million. For the years ended December 31, 2024 and 2023 the Company incurred $15.1 million and $11.4 million in expenses, respectively, and paid $15.5 million and $6.8 million, respectively, to IQVIA. As of December 31, 2024 and 2023, the Company had $0.5 million and $1.6 million classified in accounts payable, respectively, and $6.0 million and $4.7 million classified in accrued expenses and other current liabilities on the balance sheets.

On December 18, 2024, the Company entered into a second SOW for lab and clinical development services with IQVIA, which was incorporated into the master clinical contract services agreement and part of the Company’s FORTIFI-HN-01 Phase 2/3 clinical trial (“FORTIFI-HN01 Phase 2/3 trial” or “FORTIFI-HN01”). Services will be invoiced on a monthly basis based on work performed by IQVIA. Under this SOW, Bicara agreed to provide IQVIA with an initial upfront payment of $12.8 million, of which $7.3 million was for an investigator grant payment, $4.5 million was a deposit for services and $1.0 million was a deposit for pass through costs. The deposits will be held on account with an incremental return starting the month after 75% of the budgeted costs has been paid by the Company. IQVIA is eligible to receive potential additional payments and it is subject to potential penalties based on certain milestone targets. As of December 31, 2024, $5.5 million had been incurred related to the second SOW, which is part of the FORTIFI-HN01 Phase 2/3 trials.

Clinical Trial Collaboration And Supply Agreement with MSD

On May 19, 2022, we entered into a Clinical Trial Collaboration and Supply Agreement, or the MSD Agreement, with MSD International GmbH, or MSDIG, and MSD International Business GmbH, MSDIB, and collectively with MSDIG, MSD. Pursuant to the MSD Agreement, we provide ficerafusp alfa and MSD provides pembrolizumab to be used in combination in a clinical trial sponsored by us. The clinical trial is a First-in-Human, Phase 1/1b, Open-label, Multicenter Study intended to characterize the safety, tolerability and recommended dose of single agent ficerafusp alfa and combination ficerafusp alfa plus pembrolizumab. To facilitate such collaboration activities and information exchange and pursuant to the MSD Agreement, we and MSD created a joint development committee with an equal number of representatives from each party.

Pursuant to the MSD Agreement, all clinical data resulting from the portion of the clinical trial involving the combination of ficerafusp alfa and pembrolizumab is jointly owned by both us and MSD. We own all clinical data resulting from the part of the clinical trial involving ficerafusp alfa alone or in combination with other treatments that are not pembrolizumab, and MSD owns all clinical data resulting from the part of the clinical trial involving pembrolizumab alone or in combination with other treatments that are not ficerafusp alfa. There are no accounting considerations for this agreement.

14. Defined Contribution Plan

The Company currently maintains a tax-qualified 401(k) retirement savings plan for our employees. All eligible employees are able to participate in the plan beginning one month after their first day of employment. Under our defined contribution plan, employees may elect to defer a percentage of their compensation per year, subject to a maximum limit prescribed by tax law, and the Company match a portion of their eligible contributions. The Company provided matching discretionary contributions under the 401(k) plan of $0.2 million and $0.1 million, respectively, for the years ended December 31, 2024 December 31, 2023.

15. Segment Reporting

The Company has one reportable segment relating to research and development of its product. The segment does not currently generate revenues as it is currently conducting clinical trials and has not commercialized.

The Company’s Chief Operating Decision Maker (the “CODM”), its Chief Executive Officer, manages the Company’s operations on an integrated basis for the purposes of allocating resources. When evaluating the Company’s financial performance, the CODM regularly reviews total expenses and expenses by function and the CODM makes decisions using this information on a global basis. The CODM monitors performance at the consolidated level such that the measure of segment loss is consolidated net loss and the measure of reportable segment assets is reported on the balance sheet as total assets.

The table below is a summary of the segment profit or loss, including significant segment expenses (in thousands):

	Year Ended December 31,
	2024	2023
Expenses
Clinical operations and development	$27,146	$13,495
Manufacturing and process development	23,411	11,835
Research and development personnel cost and other (including stock-based compensation)	10,330	3,900
Research	2,732	1,387
Total research and development	63,619	30,617
General and administrative personnel costs (including stock-based compensation)	12,545	5,820
Professional fees	3,696	2,061
Facility costs, IT, office expense and other	2,529	1,391
Total general and administrative expenses	18,770	9,272
Total operating expenses	82,389	39,889
Operating loss	(82,389)	(39,889)

Interest income	14,581	1,314
Change in fair value of Series B preferred stock tranche rights liability	—	(13,405)
Total other income (expense)	14,581	(12,091)
Net income before losses	(67,808)	(51,980)
Income tax expense	(187)	(5)
Segment and consolidated net loss	$(67,995)	$(51,985)

Included within General and administrative personnel costs are depreciation expense, which is disclosed on the Statement of Cash Flows.

Exhibit Number	Exhibit Description
3.1
Fifth Amended and Restated Certificate of Certificate of Incorporation of the Registrant ((incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K (File No. 001-42271) filed on September 16, 2024).

3.2	Third Amended and Restated Bylaws of the Registrant ((incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K (File No. 001-42271) filed on September 16, 2024).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-281722) filed on September 6, 2024).
4.2
Amended and Restated Investors’ Rights Agreement among the Registrant and certain of its stockholders, dated December 6, 2023. (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-281722) filed on August 22, 2024).

4.3*	Description of Securities
10.1#
2019 Stock Option and Grant Plan, as amended, and form of award agreements thereunder. (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-281722) filed on August 22, 2024).

10.2#
2024 Stock Option and Incentive Plan and form of award agreements thereunder (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-281722) filed on September 6, 2024).

10.3#	2024 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-281722) filed on September 6, 2024).
10.4#
Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-281722) filed on September 6, 2024).

10.5#	Senior Executive Cash Incentive Bonus Plan (incorporated by reference to Exhibit 10.5 of the Registrant’s Registration Statement on Form S-1 (File No. 333-281722) filed on August 22, 2024).
10.6#	Form of Executive Employment Agreement (incorporated by reference to Exhibit 10.6 of the Registrant’s Registration Statement on Form S-1 (File No. 333-281722) filed on August 22, 2024).
10.7#	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Statement on Form S-1 (File No. 333-281722) filed on September 6, 2024).
10.8
First Amendment to Office Lease Agreement Office Lease Agreement by and between Columbia Property Trust, Inc. and the Registrant, dated as of October 1, 2024 (incorporated by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-42271) filed on November 12, 2024).

10.9†
Contract Transfer and License Agreement, by and between the Registrant and Biocon Limited, dated October 1, 2019 (incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form S-1 (File No. 333-281722) filed on August 22, 2024).

10.10†
Clinical Trial Collaboration and Supply Agreement, by and between the Registrant and MSD International GmbH and MSD International Business GmbH, dated May 19, 2022 (incorporated by reference to Exhibit 10.10 of the Registrant’s Registration Statement on Form S-1 (File No. 333-281722) filed on August 22, 2024).

10.11
Office Lease Agreement by and between Columbia Property Trust, Inc. and the Registrant, dated as of August 16, 2023 (incorporated by reference to Exhibit 10.11 of the Registrant’s S-1 (File No. 281722) filed on August 22, 2024).

19.1*	Insider Trading Policy.
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-281722) filed on August 22, 2024).
23.1*	Consent of KPMG LLP, independent registered public accounting firm (filed herewith)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97#	Compensation Clawback Policy (incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form S-1 (File No. 333-281722) filed on August 22, 2024).
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Calculation Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*	Filed herewith
**	The certification furnished in Exhibit 32.1 hereto is deemed to accompany this Annual
Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certification will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.
†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to Item 601(b)(10) of Regulation S-K.
#	Indicates a management contract or any compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bicara Therapeutics Inc.
/s/ Claire Mazumdar
Claire Mazumdar
Chief Executive Officer (Principal Executive Officer)

Dated: March 27, 2025

POWER OF ATTORNEY AND SIGNATURES

Each person whose individual signature appears below hereby authorizes and appoints Claire Mazumdar Ph.D., M.B.A., Ryan Cohlhepp, Pharm.D. and Ivan Hyep, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Claire Mazumdar		March 27, 2025
Claire Mazumdar, Ph.D.	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Ivan Hyep		March 27, 2025
Ivan Hyep	Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer)

/s/ Ryan Cohlhepp		March 27, 2025
Ryan Cohlhepp	President and Chief Operations Officer, and Director

/s/ Michael Powell		March 27, 2025
Michael Powell, Ph.D.	Director, Chairperson

/s/ Christopher Bowden		March 27, 2025
Christopher Bowden, MD	Director

/s/ Kate Haviland		March 27, 2025
Kate Haviland	Director

/s/ Nils Lonberg		March 27, 2025
Nils Lonberg, Ph.D.	Director

/s/ Kiran Mazumdar-Shaw		March 27, 2025
Kiran Mazumdar-Shaw	Director

/s/ Carolyn Ng		March 27, 2025
Carolyn Ng, Ph.D.	Director

/s/ Scott Robertson		March 27, 2025
Scott Robertson	Director

/s/ Jake Simson		March 27, 2025
Jake Simson, Ph.D.	Director