Form 10-Q
period 2025-03-31
Bicara Therapeutics Inc.
filed 2025-05-13
CIK 2023658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Yes ☐   No ☒

As of May 8, 2025, the registrant had 54,536,218 shares of common stock, $0.0001 par value per share outstanding.

Table of Contents

		Page

PART I:	FINANCIAL INFORMATION	6

Item 1.	Financial Statements (Unaudited)	6

	Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024	6

	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2025 and 2024	7

	Condensed Consolidated Statements of Stockholders’ Equity for the Three Months Ended March 31, 2025 and Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Deficit for the Three Months Ended March 31, 2024	8

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2025 and 2024	10

	Notes to Unaudited Condensed Consolidated Financial Statements	11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	29

PART II:	OTHER INFORMATION	30

Item 1.	Legal Proceedings	30

Item 1A.	Risk Factors	31

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities	86

Item 3.	Defaults Upon Senior Securities	87

Item 4.	Mine Safety Disclosures	87

Item 5.	Other Information	87

Item 6.	Exhibits	88

	Signatures	90

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
•We will require additional funding in order to finance operations beyond the first half of 2029. If we are unable to raise capital when needed, or on acceptable terms, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

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

The summary risk factors described above should be read together with the text of the full risk factors in the section titled “Risk Factors” and the other information set forth in this Quarterly Report, including our condensed consolidated financial statements and the related notes, as well as in other documents that we file with the SEC. The risks summarized above or described in full elsewhere in this Quarterly Report are not the only risks that we face. Additional risks and uncertainties not presently known to us, or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, results of operations and future growth prospects.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains express or implied forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
•the initiation timing, progress, results and cost of ficerafusp alfa, including the FORTIFI-HN01 pivotal Phase 2/3, or FORTIFI-HN01 Phase 2/3 trial or FORTIFI-HN01, a trial in head and neck squamous cell carcinoma, or HNSCC, and the potential expansion Phase 1/1b trial in additional HNSCC patient populations, as well as our research and development programs and our current and future preclinical and clinical studies;
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
In some cases, forward-looking statements can be identified by terminology such as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed with the Securities and Exchange Commission, or SEC, as exhibits hereto completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.
The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should therefore not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements.

This Quarterly Report on Form 10-Q also contains estimates, projections and other information concerning our industry, our business and the markets for our product candidates. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances that are assumed in this information. Unless otherwise expressly stated, we obtained this industry, business, market, and other data from our own internal estimates and research as well as from reports, research surveys, studies, and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources. While we are not aware of any misstatements regarding any third-party information presented in this Quarterly Report on Form 10-Q, their estimates, in particular as they relate to projections, involve numerous assumptions, are subject to risks and uncertainties and are subject to change based on various factors, including those discussed under the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.
NOTE REGARDING TRADEMARKS
Bicara Therapeutics Inc. is the owner of the Bicara trademark, as well as certain other trademarks, including design versions of some of these trademarks. The symbols ™ and ® are not used in connection with the presentation of these trademarks in this report and their absence does not indicate a lack of trademark rights. Certain other trademarks used in this report are the property of third-party trademark owners and may be presented with or without trademark references.
All brand names or trademarks appearing in this report are the property of their respective owners. Unless the context requires otherwise, references in this report to “Bicara,” the “Company,” “we,” “us” and “our” refer to Bicara Therapeutics Inc. and its subsidiary.

6

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
BICARA THERAPEUTICS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except shares and per share data)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$462,065	$489,711
Prepaid expenses and other assets	8,689	12,822
Total current assets	470,754	502,533

Property and equipment, net	136	155
Right of use asset – operating lease	552	690
Other assets	6,635	6,618
Total assets	$478,077	$509,996

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,355	$3,893
Accounts payable – related party	385	615
Accrued expenses and other current liabilities	12,283	12,875
Accrued expenses and other current liabilities – related party	3,506	—
Operating lease liability – current portion	591	607
Total current liabilities	19,120	17,990

Operating lease liability – net of current portion	—	131
Total liabilities	19,120	18,121

Commitments and Contingencies:

Stockholders’ equity:
Preferred stock $0.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value, 500,000,000 and 500,000,000 shares authorized; 54,528,975 and 54,444,180 shares issued and 54,528,975 and 54,440,013 shares outstanding as of March 31, 2025 and December 31, 2024, respectively	7	7
Additional paid-in capital	716,812	712,884
Accumulated deficit	(257,862)	(221,016)
Total stockholders’ equity	458,957	491,875

Total liabilities and stockholders’ equity	$478,077	$509,996
See accompanying notes to unaudited condensed consolidated financial statements.

BICARA THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands except shares and per share data)

	Three Months Ended March 31,
	2025	2024
Operating expenses
Research and development - related party	$6,575	$3,581
Research and development	27,758	8,451
General and administrative	7,455	3,342
Total operating expenses	41,788	15,374
Loss from operations	(41,788)	(15,374)

Other income
Interest income	5,014	2,867
Total other income	5,014	2,867
Net loss before income taxes	(36,774)	(12,507)
Income tax expense	(72)	(1)
Net loss	$(36,846)	$(12,508)

Net Loss per share, basic and diluted	$(0.68)	$(18.94)

Weighted-average number common shares outstanding, basic and diluted	54,456,515	660,288
See accompanying notes to unaudited condensed consolidated financial statements.

BICARA THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
(Unaudited, in thousands except shares)

	Series Seed Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Series C Redeemable Convertible Preferred Stock		Common Equity		Additional Paid in Capital	Accumulated Deficit	Total Stockholders Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
December 31, 2023	81,790,144	$81,525	105,595,101	$121,148	119,599,872	$164,604	640,386	$2	$4,250	$(153,021)	$(148,769)
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	37,836	—	50	—	50
Stock-based compensation	—	—	—	—	—	—	—	—	1,147	—	1,147
Net loss	—	—	—	—	—	—	—	—	—	(12,508)	(12,508)
March 31, 2024	81,790,144	$81,525	105,595,101	$121,148	$119,599,872	$164,604	678,222	$2	$5,447	$(165,529)	$(160,080)
See accompanying notes to unaudited condensed consolidated financial statements.

BICARA THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands except shares)

	Common Equity		Additional Paid in Capital	Accumulated Deficit	Total Stockholders Equity
	Shares	Amount
December 31, 2024	54,440,013	$7	$712,884	$(221,016)	$491,875

Issuance of common stock upon exercise of stock options	88,962	—	477	—	477
Stock-based compensation	—	—	3,451	—	3,451
Net loss	—	—	—	(36,846)	(36,846)
March 31, 2025	54,528,975	$7	$716,812	$(257,862)	$458,957
See accompanying notes to unaudited condensed consolidated financial statements.

BICARA THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2025	2024
Operating activities:
Net loss	$(36,846)	$(12,508)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	3,451	1,147
Depreciation	19	13
Non-cash lease expense	138	65
Changes in operating assets and liabilities:
Prepaid expenses and other assets	4,116	(235)
Accounts payable and accrued expenses	(2,116)	(3,415)
Accounts payable and accrued expenses – related party	3,279	414
Operating lease liabilities	(147)	(68)
Net cash used in operating activities	(28,106)	(14,587)

Investing activities:
Purchase of property and equipment	—	(4)
Proceeds from sale of property and equipment	—	62
Net cash provided by investing activities	—	58

Financing activities:
Proceeds from exercise of options	460	137
Net cash provided by financing activities	460	137

Net decrease in cash and cash equivalents	(27,646)	(14,392)
Cash and cash equivalents at beginning of period	489,711	230,440
Cash and cash equivalents at end of period	$462,065	$216,048

Supplemental disclosure of cash flow information:
Cash paid for tax	$72	$1
Non-cash investing and financing activities:
Vesting of early exercise stock options	$17	$17
See accompanying notes to unaudited condensed consolidated financial statements.

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
Reverse Stock Split
In September 2024, the Company effected a 9.2435-to-1 reverse stock split (the “Reverse Stock Split”) of its common stock. On the effective date of the reverse stock split, (i) each 9.2435 shares of outstanding common stock were reduced to one share of common stock; (ii) the number of shares of common stock into which each outstanding option to purchase common stock is exercisable were proportionately reduced on a 9.2435-to-1 basis; and (iii) the exercise price of each outstanding option to purchase common stock were proportionately increased on a 1-to-9.2435 basis. All the share numbers, share prices, and exercise prices have been adjusted, on a retroactive basis, to reflect this 1-for-9.2435 reverse stock split. Additionally, the authorized, issued and outstanding shares of redeemable convertible preferred stock and their related per share amount, other than the conversion price per share, was not adjusted as a result of the reverse stock split.
Initial Public Offering (“IPO”) and Certain Private Share Issuances
On September 16, 2024, the Company closed its IPO, through which it issued 20,125,000 shares of common stock with par value of $0.0001 per share and a purchase price of $18.00 per share. The Company raised net proceeds of $332.4 million from the issuance of common stock.
In connection with the closing of its IPO, on September 16, 2024, the Company’s certificate of incorporation was amended and restated to authorize 500,000,000 shares of common stock, par value $0.0001 per share and 10,000,000 shares of preferred stock, par value of $0.0001 per share.
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
The Company historically has funded its operations from the issuance of common stock in connection with its IPO, redeemable convertible preferred stock and through debt financing.
The Company has incurred operating losses since inception and expects such losses and negative operating cash flows to continue for the foreseeable future. As of March 31, 2025, the Company had cash and cash equivalents of $462.1 million and an accumulated deficit of $257.9 million.
The Company expects that its cash and cash equivalents as of March 31, 2025 of $462.1 million will be sufficient to fund the operating expenditures and capital expenditure requirements necessary to advance its research efforts and clinical trials for at least one year from the date of issuance of these unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

2.Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business.
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
Unaudited Interim Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of March 31, 2025, condensed consolidated statements of operations, condensed consolidated statement of stockholders’ equity, the condensed consolidated statement of redeemable convertible preferred stock and stockholders’ equity (deficit) and condensed consolidated cash flows for the three months ended March 31, 2025 and 2024 and related notes to condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair statement of the Company’s condensed consolidated financial position, results of operations and cash flows for the periods presented. The condensed consolidated results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full year or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2024 included herein was derived from the audited consolidated financial statements as of that date. As permitted under U.S. GAAP, certain notes and other information have been omitted from the interim unaudited condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s most recent Annual Report on Form 10-K, for the year ended December 31, 2024 (the "Form 10-K").
Emerging Growth Company Status
Bicara is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and we may take advantage of reduced reporting requirements that are otherwise applicable to public companies. We may take advantage of these exemptions until we are no longer an emerging growth company. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. We have elected to use the extended transition period for complying with new or revised accounting standards; and as a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates. We may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of our IPO or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company if we have more than $1.235 billion in total annual gross revenue, we have more than $700.0 million in market value of our stock held by non-affiliates (and we have been a public company for at least 12 months and have filed one annual report on Form 10-K), or we issue more than $1.0 billion of non-convertible debt securities over a three-year period.
Use of Estimates
The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosure of contingent assets and liabilities as of and during the reporting period. The Company bases its estimates on historical experience when available and on other assumptions that management believes are reasonable under the circumstances. Significant estimates and assumptions reflected in these unaudited condensed consolidated financial statements include but are not limited to: the estimated costs of research and development activities, and the fair values of common stock and stock awards and associated stock-based compensation expense. The Company assesses estimates on an ongoing basis; however, actual results could materially differ from those estimates.

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
The Company capitalizes advance payments for goods or services that will be used or rendered for future research and development activities and recognizes expense as the related goods are delivered or services are performed. The Company also records expenses and accruals for estimated costs of research and development activities, including third party contract services for clinical research and contract manufacturing. The Company bases its estimates on the best information available at the time. Costs for certain research and development activities are recognized based on the pattern of performance of the individual arrangements, which may differ from the pattern of billings incurred, and are reflected in the condensed consolidated financial statements as prepaid expenses or as accrued research and development expenses.
The financial terms of these agreements are subject to negotiation, vary from contract to contract, and may result in uneven payment flows to the Company’s vendors. Billing terms and payments are reviewed by management to ensure estimates of outstanding obligations are appropriate as of period end. Tracking the progress of completion for clinical trial and contract manufacturing activities performed by third parties allows the Company to record the appropriate expense and accruals under the terms of the agreements. During the three months ended March 31, 2025 and 2024, the Company incurred $34.3 million and $12.0 million, respectively, relating to research and development expenses. The Company recorded accrued liabilities of $8.4 million and $9.4 million for clinical trial and contract manufacturing expenses as of March 31, 2025 and December 31, 2024, respectively.
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

Notes to Unaudited Condensed Consolidated Financial Statements

Fair Value of Common Stock: The Company’s common stock is listed on the Nasdaq Global Market and its value is determined by the market price on the Nasdaq Global Market as of the date of the grant. Prior to the Company’s IPO, the grant date fair value of stock awards granted under its 2019 Stock Option and Grant Plan were determined using the fair market value of the Company’s common stock on the date of grant, as set forth in the applicable plan document. Due to the absence of an active market for the Company’s common stock, the Company utilized methodologies in accordance with ASC 820, Fair Value Measurement, such as option-pricing method or OPM and probability weighted expected return method or PWERM. The OPM method allowed for the allocation of the Company’s equity value among the various equity capital owners and considered a variety of factors, included the illiquid nature of the common stock, recent transactions involving the Company’s stock, the effect of the rights and preferences of the preferred shareholders, and the prospects of a liquidity event. PWERM involved the estimation of future potential outcomes for the Company, as well as values and probabilities associated with each respective potential outcome which included an IPO scenario or continued operation as a private company scenario. Among other factors were the Company’s financial position and historical financial performance, the status of clinical developments, the composition and ability of the current research and management team, an evaluation or benchmark of the Company’s competition, and the current business climate in the marketplace. Significant changes to the key assumptions underlying the factors used could result in different fair values of common stock at each valuation date.
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
Net Loss Per Common Share
Net loss per common share is computed using the two-class method required due to the participating nature of the redeemable convertible preferred stock for the three months ended March 31, 2024. Although the redeemable convertible preferred stock were participating securities, such securities did not participate in net losses and therefore did not impact the Company’s net loss from continuing operations per share calculation as of March 31, 2024. All outstanding shares of the redeemable convertible preferred stock were converted automatically into common stock immediately prior to the closing of the IPO on September 16, 2024.
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

Notes to Unaudited Condensed Consolidated Financial Statements

For the three months ended March 31, 2025 and 2024, the following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as they would be anti-dilutive:

	March 31,
	2025	2024
Options and restricted stock awards outstanding	8,271,217	4,953,512
Series Seed redeemable convertible preferred stock	—	8,848,387
Series B redeemable convertible preferred stock	—	11,423,688
Series C redeemable convertible preferred stock	—	12,938,801
Amounts in the table above reflect the common stock equivalents of the noted instruments.
Recent Accounting Pronouncements
The Company reviews new accounting standards as they are issued by the FASB or other standard-setting bodies. As of March 31, 2025, the Company has not identified any new standards that it believes will have a material impact on the Company’s financial statements.
Accounting Pronouncements Issued and Not Adopted
Accounting Standards Update 2023-09—Income Taxes (Topic 740): Improvements to Income Tax Disclosures, or ASU 2023-09. ASU 2023-09 focuses on income tax disclosures around effective tax rates and cash income taxes paid. The standard largely follows the proposed ASU issued in 2024 with several important modifications and clarifications. ASU 2023-09 is effective for public entities for annual periods beginning after December 15, 2024 and for all other business for annual periods beginning after December 15, 2025. Early adoption is permitted, and the Company is evaluating the impact of this guidance on the unaudited condensed consolidated financial statements and related disclosures.
Accounting Standards Update 2024-03—Disaggregation of Income Statement Expenses (DISE). This new guidance requires all public entities to incorporate disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. The standard is effective prospectively for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption and retrospective application are permitted. We are currently evaluating the impact that ASU 2024-03 will have on our consolidated financial statements.
The Company reviewed additional recent accounting pronouncements and concluded they are either not applicable or that the Company does not expect adoption to have a material effect on the consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

3.Fair Value Measurements
The following tables present information about the Company’s financial assets that have been measured at fair value as of March 31, 2025 and December 31, 2024 (in thousands):

Description	Level 1	Level 2		Level 3		March 31, 2025
Assets:
Money market funds included within Cash and cash equivalents	$460,082		$—		$—	$460,082
Total	$460,082	$		$		$460,082

Description	Level 1	Level 2		Level 3		December 31, 2024
Assets:
Money market funds included within Cash and cash equivalents	$485,168		$—		$—	$485,168
Total	$485,168	$		$		$485,168
4.Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Accrued research and development expenses	$5,275	$9,397
Accrued bonus and payroll related expenses	1,676	3,083
Accrued professional fees	5,271	158
Accrued other	61	237
Total	$12,283	$12,875
5.Common Stock
The Company has 500,000,000 shares of Common Stock authorized for issuance, par value $0.0001 per share. As of March 31, 2025 and December 31, 2024, 54,528,975 and 54,444,180 shares were issued, net of share repurchased and cancellation, respectively and 54,528,975 and 54,440,013 shares, net were outstanding, respectively.
In September 2024, the Company completed its IPO. As part of the IPO, the Company received net proceeds of $332.4 million after deducting underwriting discounts, commissions and other offering expenses paid by the Company, totaling $29.8 million from the issuance of 20,125,000 shares.
Prior to the IPO, the Company held shares of convertible redeemable preferred shares, which consisted of Series Seed Preferred Stock ("Series Seed"), Series B Preferred Stock and Series C Preferred Stock. Each tranche was subject to automatic conversion to common stock per the terms of the initial agreement. Prior to the IPO, there were 81,790,144, 105,595,101 and 119,599,872 shares outstanding in tranches of Series Seed Preferred Stock, Series B Preferred Stock and Series C Preferred Stock, respectively. These shares were converted into 33,210,876 shares of common stock upon completion of the IPO.

Notes to Unaudited Condensed Consolidated Financial Statements

6.Redeemable Convertible Preferred Stock
As of December 31, 2023 and March 31, 2024, the total number of issued shares of Series Seed, Series B Preferred Stock and Series C Preferred Stock was 81,790,144, 105,595,101 and 119,599,872, respectively.
Conversion Rights
The holders of the Preferred Stock had rights to convert the shares of Preferred Stock into shares of Common Stock (the “Conversion Rights”) at the applicable original issue price (“Conversion Price”) with a conversion ratio (“Conversion Ratio”) of 9.2435:1. All outstanding shares of the Preferred Stock were converted automatically into 33,210,876 shares of Common Stock immediately prior to the closing of the sale of shares of Common Stock to the public on September 16, 2024. For further information refer to Note 9 to our audited consolidated financial statements on the Form 10-K.

7.Stock-Based Compensation
2024 Stock Option and Grant Plan
In 2024, in connection with the Company’s IPO, the board of directors adopted, and the Company’s shareholders approved the 2024 Stock Option and Grant Plan (the “2024 Plan”) under which the Company may grant equity-based incentive awards to the Company’s employees, officers, directors, consultants and other key persons of the Company and its affiliates upon whose judgement, initiative, and efforts the Company largely depends for the successful conduct of its business. Following the effectiveness of the 2024 Plan, no shares remained available for future issuance under the 2019 Stock Option and Grant Plan. (as amended, the “2019 Plan”). Any options or other awards outstanding under the 2019 Plan remain outstanding and effective.
The 2024 Plan, initially allowed the Company to grant awards up to 2,453,616 shares of Common Stock, plus shares of common stock subject to awards outstanding under the 2019 Plan that are forfeited, canceled, held back upon exercise of an option or settlement of an award to cover the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without the issuance of stock or otherwise terminated (other than by exercise). Each year starting on January 1, 2025 and on each January 1 thereafter, the number of shares of stock reserved and available for issuance under the 2024 Plan shall automatically be cumulatively increased by 5% of the outstanding shares on the immediately preceding December 31 or such lesser number of shares as approved by the Company. During the three months ended March 31, 2025, the Company registered 2,722,001 shares of Common Stock for issuance. Through March 31, 2025, the Company has issued 321,500 ISOs and NQSOs under the 2024 Plan. The terms of equity award agreements, including vesting requirements, were determined by the board of directors and are subject to the provisions of the 2024 Plan. Equity awards granted to employees and non-employees generally vest over a four-year period but may be granted with different vesting terms. Certain options provide for early vesting.
Stock options granted to employees and non-employees expire no more than 10 years from the date of grant and are generally service based. The 2024 Plan allows for awards to contain performance-based vesting criteria and for such awards that are deemed probable of vesting, the Company records expense in the period in which such determination is made through any estimated remaining vested period. No awards with performance-based vesting criteria have been granted.

Notes to Unaudited Condensed Consolidated Financial Statements

2019 Stock Option and Grant Plan
Prior to the approval of the 2024 Plan, the Company granted awards under the 2019 Plan which originally provided for incentive stock options, non-qualified stock options, restricted stock awards (“RSA”), unrestricted stock awards and restricted stock units to the Company’s employees, officers, directors, consultants and advisors.
Under the 2019 Plan, as amended, the Company was authorized to issue up to 8,856,245 shares of Common Stock. The terms of equity award agreements, including vesting requirements, were determined by the board of directors and were subject to the provisions of the 2019 Plan. Equity awards granted to employees and non-employees generally vested over one to four-years. Certain options provide for early vesting.
RSAs were issued under individual RSA agreements (the “Award Agreements”). The Award Agreements dictate vesting terms and once vested, the recipients’ restricted stock may not be sold, assigned, transferred, pledged or otherwise encumbered or disposed of except as specifically provided in the respective Award Agreement.
Stock options granted to employees and non-employees expire no more than 10 years from the date of grant and are generally service based. The 2019 Plan allowed awards containing performance-based vesting criteria and for such awards that were deemed probable of vesting, the Company recorded expense in the period in which such determination was made through any estimated remaining vested period. As of the effectiveness of the 2024 Plan, the Company ceased making awards under the 2019 Plan.
Stock-Based Compensation Expense
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

	Three Months Ended March 31,
	2025	2024
Risk-free interest rate	4.0%-4.4%	4.2%
Expected life (in years)	6.1	6.1
Volatility	90.6%-90.8%	85.90%
Expected dividend rate	—%	—%
Fair value of common stock	$12.30-$12.70	$5.45
The Company recognized total stock-based compensation expense for non-employees and employees in its statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development	$1,141	$230
General and administrative	2,310	917
Total	$3,451	$1,147

Notes to Unaudited Condensed Consolidated Financial Statements

Stock Options
A summary of options award activity for non-employees and employees of the Company is as follows:

	Shares	Weighted- Average Exercise Price	Weighted Average – Remaining Contractual Life (years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding as of December 31, 2024	8,038,679	$7.02
Granted	321,500	4.13
Exercised	(88,962)	5.30
Canceled	—	—
Outstanding as of March 31, 2025	8,271,217	7.25	8.84	$47,872

Exercisable as of March 31, 2025	1,790,368	$5.43	8.38	$9,685
Exercisable and expected to vest as of March 31, 2025	8,271,217		8.84

(1)The aggregate intrinsic values is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s common stock on March 31, 2025 for the options that were in the money.
The weighted-average fair value of options granted during the three months ended March 31, 2025 and 2024, was $4.13 and $4.08, respectively.
The Company had 6,480,849 unvested stock options outstanding as of March 31, 2025. As of March 31, 2025, total unrecognized compensation costs of $34.1 million related to unvested stock options are expected to be recognized as expense over a weighted average period of 3.1 years.

In September 2024, the Company’s board of directors adopted, and its stockholders approved, the 2024 Employee Stock Purchase Plan (the “ESPP”), which became effective on the date immediately preceding the date on which the IPO registration statement was declared effective by the SEC. The ESPP initially reserves and authorizes the issuance of up to 507,383 shares of our common stock to participating employees. The ESPP provides that the number of shares reserved and available for issuance will automatically increase on January 1, 2025 and each January 1 thereafter through January 1, 2034, by the least of (i) 1,014,766 shares of common stock, (ii) 1% of the sum of (A) the number of shares of our common stock issued and outstanding on the immediately preceding December 31, and (B) the number of shares of common stock issuable pursuant to the exercise of any outstanding, pre-funded warrants to acquire such common stock for a nominal exercise price on the immediately preceding December 31, or (iii) such number of shares of common stock as determined by the administrator of the ESPP. The number of shares reserved under the ESPP is subject to adjustment in the event of a stock split, stock dividend, or other change in our capitalization. On January 1, 2025, there was no increase to the number of shares of common stock that may be issued under the ESPP. There has been no activity on this plan to date and no stock-based compensation expense was recognized during the three months ended March 31, 2025.
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

9.Significant Agreements – Related Parties
The Company entered into a master services agreement on December 15, 2020 (the “Master Services Agreement”) with Biocon. Pursuant to the terms of the master service agreement, Biocon provided services related to research and development, clinical trials, regulatory interactions and manufacturing. The Company did not incur any expenses under the Master Services Agreement during the three months ended March 31, 2025 and 2024. As of March 31, 2025 and

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2024, the Company owed $0.0 million and $0.6 million, respectively, which were classified in accrued expenses-related party on the balance sheets.
On July 23, 2019, the Company entered into a manufacturing agreement with a wholly-owned subsidiary of Biocon, Biocon Biologics Limited (“BBL”) formerly Biocon Biologics India Limited, which is valid for 5 years unless earlier terminated by one of the parties. Additionally, the Company entered into a material transfer agreement on August 17, 2023, a quality agreement on October 12, 2023, a service agreement on October 18, 2023 and a manufacturing agreement on December 15, 2023 (the “BBL Agreements”). Pursuant to the terms of the BBL Agreements, BBL manufactures and supplies specified quantities of products to Bicara to be utilized in research and development and manufacturing as per purchase orders executed from time to time between the two parties. For the three months ended March 31, 2025 and 2024, the Company incurred $0.0 million and $0.7 million research and development expenses, respectively, under the BBL Agreements. As of both March 31, 2025, and December 31, 2024, the Company owed $0.0.
The Company additionally entered into a manufacturing agreement with a wholly-owned subsidiary of Biocon, Syngene International Limited (“Syngene”), on July 17, 2019, as amended on May 18, 2022 and on August 1, 2022, along with a master contract services agreement on July 24, 2020 (the “Syngene Agreements”). Pursuant to the terms of the Syngene Agreements, Syngene manufactures and supplies specified quantities of products to Bicara to be used in research and development as per purchase orders executed from time to time between the two parties and performs additional contract research services under the master contract services agreement. The manufacturing agreement is valid for 6 years unless earlier terminated by one of the parties, while the master contract services agreement carried a term of 2 years. For the three months ended March 31, 2025 and 2024, the Company incurred $6.4 million and $1.6 million of manufacturing expenses included within research and development expenses on the statement of operations, respectively, under the Syngene Agreements.
For the three months ended March 31, 2025 and 2024 the Company incurred $0.2 million and $1.2 million of research and development expenses, respectively, under the Syngene Agreements. As of March 31, 2025, and December 31, 2024, the Company owed $3.6 million and $0.6 million, respectively, relating to these incurred costs, of which $0.4 million and $0.6 million, respectively, were classified in accounts payable-related party and $3.2 million and $0.0 million, respectively, were classified in accrued expenses-related party on the balance sheets.
In September 2021, the Company entered into a full recourse promissory note (the “Promissory Note”) with our Chief Financial Officer (“CFO”), pursuant to which the Company loaned $274 thousand, plus interest accruing at rate of 0.86% per annum (or if higher, the applicable federal rate as of the date of the Promissory Note), due by the earliest to occur of (i) December 31, 2025, (ii) the date of certain transfers of the collateral pledged under the Promissory Note, (iii) upon the day prior to the date a change in the Company’s or the CFO’s status would cause the loan to be deemed prohibited under applicable law, (iv) upon the date prior to the Company’s filing of a registration statement for an initial public offering or a change of control, (v) upon acceleration of the Promissory Note in accordance with its terms or (vi) the date three months following the CFO’s termination of employment with the Company. As part of the Promissory Note, the CFO pledged 616,320 shares of restricted Common Stock as collateral under the terms of a security agreement. There has been immaterial interest income from the Promissory Note. The CFO repaid the full amount due under the Promissory Note in June 2024.

10.Significant Agreements
IQVIA
On October 15, 2019, the Company entered into a master clinical contract services agreement with IQVIA RDS Inc (“IQVIA”), which was amended in December 2024 to include global clinical trials Pursuant to the terms of the agreement, as amended, IQVIA will provide the Company with certain global clinical-development related services and laboratory services under separately executed statements of work (“SOWs”). In June 2021, the Company entered into an SOW with IQVIA for lab and clinical development services, to be invoiced on a monthly basis based on work performed by IQVIA. Under this SOW, Bicara agreed to provide IQVIA with an initial upfront payment of $1.8 million, of which $1.0 million was a refundable deposit and $0.8 million for investigator grant payment in advance.
In December 2022, Bicara entered into an authorized to proceed agreement (“ATP”) with IQVIA. Under the ATP, Bicara agreed to provide IQVIA with $0.9 million and $0.6 million of additional deposits in 2023 and 2024, respectively. On December 18, 2024, the Company entered into a second SOW for lab and clinical development services with IQVIA, which was incorporated into the master clinical contract services agreement and part of the Company’s FORTIFI-HN-01 Phase 2/3 clinical trial (“FORTIFI-HN01 Phase 2/3 trial” or “FORTIFI-HN01”). Services will be invoiced on a monthly basis based on work performed by IQVIA. Under this SOW, Bicara agreed to provide IQVIA with an initial upfront

Notes to Unaudited Condensed Consolidated Financial Statements

payment of $12.8 million, of which $7.3 million was for an investigator grant payment, $4.5 million was a deposit for services and $1.0 million was a deposit for pass through costs. The deposit balance from the ATP was utilized to offset the total amount of these upfront payments. These deposits will be held on account with an application to outstanding costs incurred starting the month after 75% of the budgeted costs has been paid by the Company. IQVIA is eligible to receive potential additional payments and it is subject to potential penalties based on certain milestone targets.
For the three months ended March 31, 2025 and 2024 the Company incurred $14.2 million and $3.0 million in expenses, respectively and paid $12.3 million and $4.7 million, respectively, to IQVIA. As of March 31, 2025 and December 31, 2024, the Company had $0.7 million and $0.5 million classified in accounts payable, respectively and $4.8 million and $6.0 million classified in accrued expenses and other current liabilities on the balance sheets.
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
On October 22, 2024, a complaint was filed in federal district court in the District of Massachusetts by Y-Trap, Inc., or Y-Trap, naming as defendants us and Biocon LTD., or Biocon, captioned Y-Trap, Inc. v. Biocon LTD. and Bicara Therapeutics Inc., No. 24-cv-12678 (D. Mass.). On January 31, 2025, Y-Trap filed its operative amended complaint. The operative complaint alleges a claim against defendants for correction of inventorship of a number of patents, including patents alleged to be licensed to us relating to ficerafusp alfa. The complaint also alleges claims against defendants for unfair trade practices pursuant to Chapter 93A of the Massachusetts General Laws, unjust enrichment, and civil conspiracy. The operative complaint seeks, among other things, damages (including compensatory, enhanced, and punitive damages), an order correcting the inventorship of the patents at issue, costs and attorney’s fees, and other equitable and injunctive relief. On February 28, 2025, Biocon and Bicara moved to dismiss all of Y-Trap’s claims, which motions remain pending. We will continue to vigorously defend against this litigation.
The Company does not have contingency reserves established for any litigation liabilities as of March 31, 2025, and December 31, 2024.

Notes to Unaudited Condensed Consolidated Financial Statements

12. Segment Reporting
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
The table below is a summary of the segment profit or loss, including significant segment expenses (in thousands):

	Three Months Ended March 31,
	2025	2024
Expenses
Clinical operations and development	$10,026	$5,097
Manufacturing and process development	18,655	4,592
Research and development personnel cost and other (including stock-based compensation)	5,096	1,767
Research	556	576
Total research and development	34,333	12,032
General and administrative personnel costs (including stock-based compensation)	4,832	2,462
Professional fees	1,504	488
Facility costs, IT, office expense and other	1,119	392
Total general and administrative expenses	7,455	3,342
Total operating expenses	41,788	15,374
Operating loss	(41,788)	(15,374)
Interest income	5,014	2,867
Total other income	5,014	2,867
Net income before losses	(36,774)	(12,507)
Income tax expense	(72)	(1)
Segment and consolidated net loss	$(36,846)	$(12,508)
Included within General and administrative personnel costs is depreciation expense, which is disclosed on the Statement of Cash Flows.
13. Defined Contribution Plan
The Company currently maintains a tax-qualified 401(k) retirement savings plan for our employees. All eligible employees are able to participate in the plan beginning one month after their first day of employment. Under our defined contribution plan, employees may elect to defer a percentage of their compensation per year, subject to a maximum limit prescribed by tax law, and the Company match a portion of their eligible contributions. The Company provided matching discretionary contributions under the 401(k) plan of $0.1 million and $0.0 million, respectively, for the three months ended March 31, 2025 and March 31, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition should be read in conjunction with our unaudited financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties and should be read together with the “Risk Factors” section of this Quarterly Report on Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from those described in or implied by these forward-looking statements contained in the following discussion and analysis. Please also see the section titled “Special Note Regarding Forward-Looking Statements.”
Overview
We are a clinical-stage biopharmaceutical company committed to bringing transformative bifunctional therapies to patients with solid tumors. Our lead program ficerafusp alfa is a bifunctional antibody that combines two clinically validated targets, an epidermal growth factor receptor, or EGFR, directed monoclonal antibody with a domain that binds to human transforming growth factor beta, or TGF-β. Through this dual-targeting mechanism, ficerafusp alfa has the potential to exert potent anti-tumor activity by simultaneously blocking both cancer cell-intrinsic EGFR survival and proliferation, as well as the immunosuppressive TGF-β signaling within the tumor microenvironment, or TME. Ficerafusp alfa directs the TGF-β inhibitor into the immediate TME through the binding of EGFR on tumor cells, which we believe will lead to durable responses and an increase in overall survival, or OS, while reducing the adverse effects typically associated with systemic TGF-β inhibition. Ficerafusp alfa is initially being developed in head and neck squamous cell carcinoma, or HNSCC, where there remains a significant unmet need. We initiated a pivotal FORTIFI-HN01 Phase 2/3 trial, or FORTIFI-HN01 Phase 2/3 trial, or FORTIFI-HN01, of ficerafusp alfa in combination with pembrolizumab as a first-line therapy in recurrent/metastatic, HNSCC excluding patients with HPV-positive oropharyngeal squamous cell carcinoma, or OPSCC, early in the fourth quarter of 2024.
Since our inception in December 2018, we have not generated any revenue from product sales or other sources and have incurred significant operating losses and negative cash flows from our operations. Our primary uses of cash to date have been conducting research and development, advancing development of ficerafusp alfa, raising capital, building infrastructure, developing intellectual property, hiring personnel and providing general and administrative support for these operations. To date, we have funded our operations primarily through private placements of our redeemable convertible preferred stock, sale of common stock and through debt financing. As of March 31, 2025, we had raised aggregate net proceeds of $687.7 million and had cash and cash equivalents of $462.1 million.
We have incurred operating losses in each year since our inception. Our net losses were $36.8 million and $12.5 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $257.9 million. We expect our expenses and operating losses will increase substantially as we:
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
•ultimately establish a sales, marketing and distribution infrastructure to commercialize ficerafusp alfa or any future product candidates for which we may obtain marketing approval; and
•make any payments due under potential license agreements and any potential milestones, royalties or other payments due under any future in-license or collaboration agreements.
Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our planned clinical trials, manufacturing and research and development activities.
23

Based upon our current operating plans, we believe that our existing cash and cash equivalents will be sufficient to fund our operations into the first half of 2029. Without additional funding, we believe that we will have sufficient funds to meet our obligations within the next twelve months from the date of issuance of our condensed consolidated financial statements. We do not expect to generate any revenue from product sales unless and until we successfully complete development and obtain regulatory approval for ficerafusp alfa or future product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, until such time as we can generate significant revenue from sales of our product candidate, if ever, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. See the section titled “Liquidity and Capital Resources” below. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidate that we would otherwise prefer to develop and market ourselves.
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
Other Income
Interest income
Interest income consists primarily of interest income earned on cash and cash equivalents. We expect our interest income will increase as we invest the cash received from the sales of our common stock in our initial public offering in 2024 and our sales of Series B and Series C redeemable convertible preferred stock in 2023.
Income Taxes
The Company’s provision for income taxes is not material for the three months ended March 31, 2025 and 2024.
Since our inception, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items.

Results of Operations
Comparison of the three months ended March 31, 2025 and 2024
The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024	Change
Operating Expenses:
Research and development—related party	$6,575	$3,581	$2,994
Research and development	27,758	8,451	19,307
General and administrative	7,455	3,342	4,113
Total operating expenses	41,788	15,374	26,414
Loss from operations	(41,788)	(15,374)	(26,414)
Other income
Interest income	5,014	2,867	2,147
Total other income	5,014	2,867	2,147
Net loss before income taxes	(36,774)	(12,507)	(24,267)
Income tax expense	(72)	(1)	(71)
Net loss	$(36,846)	$(12,508)	$(24,338)
Research and Development Expenses (including Research and Development—Related Party)
Research and development expenses increased by $22.3 million from $12.0 million for the three months ended March 31, 2024, to $34.3 million for the three months ended March 31, 2025.
The following table summarizes our research and development expenses for the three months ended March 31, 2025 and 2024. (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Research	$556	$576	$(20)
Manufacturing and process development	18,655	4,592	14,063
Clinical operations and development	10,026	5,097	4,929
Research and development personnel cost and other (including stock-based compensation)	5,096	1,767	3,329
Total research and development expenses	$34,333	$12,032	$22,301
The increase in research and development expenses for the three months ended March 31, 2025, compared to the three months ended March 31, 2024 was primarily due to:
•approximately $14.1 million in increased manufacturing cost, driven by an increase in drug substance batch manufacturing in connection with our Phase 1/1b and our pivotal Phase 2/3 clinical trial;
•approximately $4.9 million in increased clinical operation and development cost, driven by costs associated with our pivotal Phase 2/3 clinical trial and continued patient enrollment in our Phase 1/1b dose expansion cohorts; and
•approximately $3.3 million in increased personnel and other related costs including stock-based compensation, driven by an increase in the size of our workforce to support clinical development, manufacturing and research and increased professional service expenses as we continue to build out our clinical operations and development functions.

General and Administrative Expenses
General and administrative expenses increased by $4.1 million from $3.3 million for the three months ended March 31, 2024, to $7.5 million for the three months ended March 31, 2025. The following table summarizes our general and administrative expenses for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
General and administrative personnel costs (including stock-based compensation)	$4,832	$2,462	$2,370
Professional fees	1,504	488	1,016
Facility costs, IT, office expense and other	1,119	392	727
Total general and administrative expenses	$7,455	$3,342	$4,113
The increase in general and administrative expenses for the three months ended March 31, 2025, compared to the three months ended March 31, 2024 was primarily due to:
•approximately $2.4 million in increased personnel related costs, including stock-based compensation, primarily driven by an increase in the size of our workforce and due to a higher number and value of stock options granted;
•approximately $1.0 million in increased professional service expenses, including legal, accounting and other expenses as we continue to build out our general and administrative functions to support advancing our clinical studies and operating a publicly traded company; and
•approximately $0.7 million in increased information technology expenses and related miscellaneous expenses.
Other Income
Interest income
Interest income for the three months ended March 31, 2025 and 2024 was $5.0 million and $2.9 million, respectively. The increase was primarily due to significant increase in cash equivalents, as a result of proceeds from the sale of common stock and private sale of redeemable convertible preferred stock.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception in December 2018, we have not generated any revenue from any sources and have incurred significant operating losses and negative cash flows from operations. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the clinical development of ficerafusp alfa or any future product candidates we elect to pursue. From our inception in December 2018 through March 31, 2025, we have received aggregate net proceeds of $687.7 million from the sale of our common stock in connection with the IPO and exercise of stock options, sale of our redeemable convertible preferred stock in private placements and debt financing.
Future Funding Requirements
As of March 31, 2025, we had cash and cash equivalents of $462.1 million. Based upon our current operating plans, we believe that our existing cash and cash equivalents will be sufficient to fund our operations into the first half of 2029. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. Additionally, the process of testing our product candidate in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain. We will need to raise substantial additional capital in the future.

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
•our ability to achieve sufficient market acceptance, coverage and adequate reimbursement from third-party payors and adequate market share and revenue for any approved products; and
•costs associated with any products or technologies that we may in-license or acquire.
Until such time, if ever, as we can generate substantial product revenue to support our cost structure, we expect to finance our cash needs through equity offerings, debt financings, or other capital sources, potentially including collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. If we raise funds through collaborations, or other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or current or future product candidates or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. Our failure to raise capital or enter into such other arrangements when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market our current or future product candidates even if we would otherwise prefer to develop and market such product candidates ourselves.

Cash Flows
Comparison of the Three Months Ended March 31, 2025 and 2024
The following table sets forth a summary of the net cash flow activity for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Cash used in operating activities	$(28,106)	$(14,587)
Cash provided by investing activities	—	58
Cash provided by financing activities	460	137
Net decrease in cash and cash equivalents	$(27,646)	$(14,392)
Operating Activities
For the three months ended March 31, 2025, net cash used in operating activities was $28.1 million resulting from our net loss of $36.8 million, partially offset by net increases in our operating assets and liabilities of $5.1 million and by non-cash charges of $3.6 million, consisting of stock-based compensation expense, depreciation and non-cash lease expense.

For the three months ended March 31, 2024, net cash used in operating activities was $14.6 million resulting from our net loss of $12.5 million and net decrease in our operating assets and liabilities of $3.3 million, partially offset by non-cash charges of $1.2 million. Non-cash charges consisted of stock-based compensation expense, depreciation and non-cash lease charges.
Investing Activities
Net cash provided by investing activities was $0.1 million for the three months ended March 31, 2024, due to proceeds from sales of equipment.
Financing Activities
Net cash provided by financing activities was $0.5 million and $0.1 million during the three months ended March 31, 2025 and 2024, respectively, consisting of proceeds from the exercise of stock options.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under rules and regulations of the SEC.
Critical Accounting Polices and Estimates

This discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which we have prepared in accordance with GAAP. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, costs and expenses, and related disclosures. During the three months ended March 31, 2025, there were no material changes to our critical accounting policies and significant judgments described under Management’s Discussion and Analysis of Critical Accounting Policies and Significant Judgments which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, or Form 10-K.
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
Recent Accounting Pronouncements
A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 titled “Summary of Significant Accounting Policies” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2025. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2025.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2025 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.

We are subject to various litigation, claims and other proceedings that arise from time to time in the ordinary course of business. On October 22, 2024, a complaint was filed in federal district court in the District of Massachusetts by Y-Trap, Inc., or Y-Trap, naming as defendants us and Biocon LTD., or Biocon, captioned Y-Trap, Inc. v. Biocon LTD. and Bicara Therapeutics Inc., No. 24-cv-12678 (D. Mass.). On January 31, 2025, Y-Trap filed its operative amended complaint. The operative complaint alleges a claim against defendants for correction of inventorship of a number of patents, including patents alleged to be licensed to us relating to ficerafusp alfa. The complaint also alleges claims against defendants for unfair trade practices pursuant to Chapter 93A of the Massachusetts General Laws, unjust enrichment, and civil conspiracy. The operative complaint seeks, among other things, damages (including compensatory, enhanced, and punitive damages), an order correcting the inventorship of the patents at issue, costs and attorney’s fees, and other equitable and injunctive relief. On February 28, 2025, Biocon and Bicara moved to dismiss all of Y-Trap’s claims, which motions remain pending. We will continue to vigorously defend against this litigation.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should consider and read carefully all of the risks and uncertainties described below, as well as the other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” before deciding whether to invest in our common stock. The risks described below are not the only ones facing us. The following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition, results of operations and growth prospects. In such an event, the trading price of our common stock could decline, and you may lose all or part of your investment.

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

We have no products approved for commercial sale and have not generated any revenue from product sales to date. We will continue to incur significant research and development and other expenses related to our preclinical and clinical development and ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Our net losses totaled $36.8 million and $12.5 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we have not yet generated revenues. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, ficerafusp alfa.

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

As of March 31, 2025, we had $462.1 million of cash and cash equivalents. Based upon our current operating plan, we believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements through at least the next 12 months. In addition, based upon our current operating plan, we believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the first half of 2029. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We may also raise additional financing on an opportunistic basis in the future. For example, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop ficerafusp alfa. Our future capital requirements will depend on many factors, including but not limited to:

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations with our existing cash and cash equivalents, the net proceeds from our IPO, short-term investments, or any future equity or debt financings and upfront and milestone and royalties payments, if any, received under any future licenses or collaborations. In the future, if we raise additional capital through the sale of equity or convertible debt securities or issue any equity or convertible debt securities in connection with a collaboration agreement or other contractual arrangement, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a holder of our common stock. In addition, the possibility of such issuance may cause the market price of our common stock to decline. Debt financing, if available, may result in increased fixed payment obligations and involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends or acquiring, selling or licensing intellectual property rights or assets, which could adversely impact our ability to conduct our business.

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

Additionally, the NIS 2 Directive, or NIS 2 is replacing the cybersecurity legal framework under the current NIS framework in the EU, aiming to ensure a high level of cybersecurity in the region. NIS 2 brings new medium and large organizations providing services in the EU within scope of the legal framework. It extends to additional sectors and expands the list of in-scope healthcare organizations, including to certain providers engaged in research and development of medicinal products. The new regime imposes direct obligations on management in respect of an in-scope organization’s compliance with NIS 2, requires covered organizations to put in place certain cyber risk management measures, strengthens incident reporting requirements and provides supervisory authorities with a greater oversight. The majority of obligations will come into force when national legislation implementing NIS 2 becomes effective in the relevant EU Member State. EU Member States had until 17 October 2024 to transpose NIS 2 into national legislation, although many countries have still not completed the transposition. As such, the cybersecurity regulatory landscape in the EU is currently fragmented and uncertain. To the extent we are subject to NIS 2, we will require additional investment of our resources in compliance programs. Under NIS 2 companies may be subject to administrative fines of up to the higher amount of €10 million or 2% of worldwide turnover.

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
We may integrate AI into our operations, and this innovation presents risks and challenges that could affect its adoption, and therefore our business. The use of certain artificial intelligence technology can give rise to intellectual property risks, including compromises to proprietary intellectual property and intellectual property infringement. Additionally, we expect to see increasing government and supranational regulation related to artificial intelligence use and ethics, which may also significantly increase the burden and cost of research, development and compliance in this area. For example, the EU’s Artificial Intelligence Act, or the AI Act—the world’s first comprehensive AI law entered into force in 2024 and, with some exceptions, become effective 24 months thereafter. This legislation imposes significant obligations on providers and deployers of high risk artificial intelligence systems, and encourages providers and deployers of artificial intelligence systems to account for EU ethical principles in their development and use of these systems. If we deploy AI systems that are governed by the AI Act, we may be required to adopt higher standards of data quality, transparency, and human oversight, and adhere to specific and potentially burdensome and costly ethical, accountability, and administrative requirements. Likewise, in the U.S., several states, including Colorado and California, passed laws that will take effect in 2026, to regulate various uses of artificial intelligence, including to make consequential decisions. In addition, various federal regulators have issued guidance and focused enforcement efforts on the use of AI in regulated sectors. The U.S. Food and Drug Administration, for example, has issued guidance on the use of AI in regulatory decision-making in the development of drugs and guidance on the use of AI in medical devices, requiring detailed risk management and review processes to obtain approvals. The rapid evolution of AI will require the application of significant resources to design, develop, test and maintain our products and services to help ensure that AI is implemented in accordance with applicable law and regulation and in a socially responsible manner and to minimize any real or perceived unintended harmful impacts. Our vendors may in turn incorporate AI tools into their own offerings, and the providers of these AI tools may not meet existing or rapidly evolving regulatory or industry standards, including with respect to privacy and data security. Further, bad actors around the world use increasingly sophisticated methods, including the use of AI, to engage in illegal activities involving the theft and misuse of personal information, confidential information and intellectual property. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations, and adversely impact our business.

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
These and other factors beyond our control could interrupt our suppliers’ production, influence the ability of our suppliers to export our clinical supplies cost-effectively or at all and inhibit our supplier’s ability to procure certain materials, any of which could delay our clinical trials or otherwise harm our business, financial condition, results of operations and prospects.

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies, including substantial leadership, personnel, and policy changes, may also slow the time necessary for biological products or modifications to approved biological products to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. Currently, federal agencies in the U.S. are operating under a continuing resolution that is set to expire on September 30, 2025. Without appropriation of additional funding to federal agencies, our business operations related to our product development activities for the U.S. market could be impacted. With the change in the U.S. presidential administration in 2025, there is substantial uncertainty as to whether and how the Trump administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates and any products for which we obtain approval. This uncertainty could present new challenges and/or opportunities as we navigate development and approval of our product candidates. Additionally, the new administration could issue or promulgate executive orders, regulations, policies or guidance that adversely affect us or create a more challenging or costly environment to pursue the development of new therapeutic candidates.

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

We plan to seek approval for ficerafusp alfa under the FDA’s accelerated approval pathway. A product may be eligible for accelerated approval if it is designed to treat a serious or life-threatening disease or condition and generally provides a meaningful advantage over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or IMM, that is reasonably likely to predict an effect on IMM or other clinical benefit. For more information, see the section titled “Business-Government Regulation-Accelerated Approval” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, or Form 10-K.

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

Ficerafusp alfa and any future product candidates may not be commercially successful. Even if ficerafusp alfa or any future product candidates receive regulatory approval, they may not gain market acceptance among physicians, patients, healthcare payors, or the medical community. The commercial success of ficerafusp alfa or any future product candidates will depend significantly on the broad adoption and use of the resulting product by these individuals and organizations for approved indications. The degree of market acceptance of our products will depend on a number of factors, including:

•demonstration of clinical efficacy and safety, including as compared to any more established products;
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

The availability of coverage and the adequacy of reimbursement by governmental healthcare programs including but not limited to Medicare and Medicaid, private health insurers and other third-party payors are essential for most patients to be able to afford prescription medications such as ficerafusp alfa or any future product candidates, if approved. Our ability to achieve coverage and acceptable levels of reimbursement for our products by third-party payors will have an effect on our ability to successfully commercialize those products. Accordingly, we will need to successfully implement a coverage and reimbursement strategy for any approved product candidate. Even if we obtain coverage for a given product by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high. For more information, see the section titled “Business—Government Regulation—Pharmaceutical Coverage, Pricing and Reimbursement” in our Form 10-K.

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
Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors, patient organizations and customers may expose us to broadly applicable foreign, federal and state fraud and abuse and other healthcare laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, and plan to market, sell and distribute any products for which we obtain regulatory approval. For more information, see the section titled “Business—Government Regulation— Other U.S. Healthcare Laws” in our Form 10-K.

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

In the U.S. and some foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system, including cost-containment measures that may reduce or limit coverage and reimbursement for newly approved drugs and biologics and affect our ability to profitably sell ficerafusp alfa or any future product candidates for which we obtain regulatory approval. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. For more information, see the section titled “Business—Government Regulation—Current and Future U.S. Healthcare Reform Legislation,” in our Form 10-K.

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

We currently rely, and for the foreseeable future will continue to rely, in substantial part, on certain independent organizations, advisors and consultants to provide certain services. We cannot assure you that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain marketing approval of ficerafusp alfa or any future product candidates or otherwise advance our business. We cannot assure you that we will be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, or at all.
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
Based on the beneficial ownership of our common stock as of March 31, 2025, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially own a significant percentage of our common stock. These stockholders, if acting together, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, amendment of our organizational documents, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. In addition, certain of our principal stockholders, including Biocon Ltd., RA Capital and TPG LSA, have designated certain members of our board of directors. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.
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

Other General Risks

Unfavorable global economic and geopolitical conditions could adversely affect our business, financial condition, stock price and results of operations.

Our business could be adversely affected by unstable economic and political conditions within the United States and foreign jurisdictions, including as a result of an economic downturn and geopolitical events, such as changes in U.S. federal policy that affect the geopolitical landscape. Changes to policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. For example, in 2025, the United States imposed tariffs on imports on its trading partners, including Canada, Mexico, the EU and China. Historically, tariffs have led to increased trade and political tensions, between not only the U.S. and China, but also between the U.S. and other countries in the international community. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations.

The global credit and financial markets have also experienced extreme volatility and disruptions (including as a result of actual or perceived changes in interest rates, inflation and macroeconomic uncertainties), which has included severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, high inflation, uncertainty about economic stability, global supply chain disruptions, and increases in unemployment rates. The financial markets and the global economy may also be adversely affected by military conflict, including the ongoing conflicts between Russia and Ukraine the conflict in the Middle East, or other geopolitical events. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. A severe or prolonged economic downturn could result in a variety of risks to our business, including a decrease in the demand for our drug candidates and in our ability to raise additional capital when needed on acceptable terms, if at all. For example, there has been proposed U.S. legislation that may restrict the ability of U.S. biopharmaceutical companies to purchase services or products from, or otherwise collaborate with, certain Chinese biotechnology companies of concern without losing the ability to contract with, or otherwise receive funding from, the U.S. government. We continue to assess the legislation as it develops to determine whether it could have an effect on our contractual relationships. Furthermore, any disruptions to our supply chain as a result of unfavorable global economic conditions, including due to geopolitical conflicts or public health crises, could negatively impact the timely execution of our ongoing and future clinical trials. In addition, current inflationary trends in the global economy may impact salaries and wages, costs of goods and transportation expenses, among other things, and recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures may create market and economic instability. We cannot anticipate all of the ways in which the foregoing, and the current economic climate and financial market conditions generally, could adversely impact our business.
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

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation in this Quarterly Report on Form 10-Q and our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, as an emerging growth company, we are only required to provide two years of audited financial statements. We could be an emerging growth company until the earliest to occur of: (i) the last day of the fiscal year in which we have more than $1.235 billion in total annual gross revenue. (ii) the date we qualify as a “large accelerated filer,” which occurs when the market value of our common stock that is held by non-affiliates exceeds $700 million of equity securities held by non-affiliates; (iii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period; and (iv) the last day of the fiscal year ending after the fifth anniversary of our IPO. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

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

We will continue to incur increased costs as a result of operating as a public company, and our management devote substantial time to related compliance initiatives and corporate governance practices.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (Exchange Act), the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Protection Act, as well as rules adopted, and to be adopted, by the SEC and Nasdaq. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, we expect these rules and regulations to continue to require that we incur substantial legal and financial compliance costs and to make some activities more time-consuming and costly, which will increase our operating expenses. We cannot accurately predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

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

We will be required to disclose changes made in our internal controls and procedures on a quarterly basis and our management will be required to assess the effectiveness of these controls annually. However, for as long as we are an emerging growth company or a non-accelerated filer, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act. We could be an emerging growth company for up to five years following our IPO. An independent assessment of the effectiveness of our internal controls over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls over financial reporting could lead to restatements of our financial statements and require us to incur the expense of remediation.
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

None.

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

We are holding a significant portion of the balance of the net proceeds in money market funds. There has been no material change in the planned proceeds from our IPO, as described in our final prospectus dated September 12, 2024 and filed with the SEC on September 13, 2024, pursuant to Rule 424(b)(4) (File No. 333-281722) of the Securities Act (“Final Prospectus”).

The offering terminated after the sale of all securities registered pursuant to the Registration Statement. There has been no material change in the expected use of the net proceeds from our IPO as described in the Final Prospectus.
Issuer Repurchases of Equity Securities
Not applicable.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
(c) Director and Officer Trading Plans and Arrangements
The following table describes for the three months ended March 31, 2025 each trading arrangement under which the Company’s directors or officers adopted, materially modified, or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangements	Nature of Trading Arrangements	Duration of Trading Arrangement	Aggregate Number of Securities
Claire Mazumdar (Chief Executive Officer)	Adoption (February 12, 2025)	Rule 10b5-1 trading arrangement	Sale
Until the earlier of a) June 17, 2026; b) the first date on which all trades have been executed or all trading orders related to such trades have expired; and c) the date on which the plan holder gives notice to terminate the plan.
Up to 270,000 shares
Ryan Cohlhepp (President and Chief Operating Officer)	Adoption (February 12, 2025)	Rule 10b5-1 trading arrangement	Sale
Until the earlier of a) June 15, 2026; b) the first date on which all trades have been executed or all trading orders related to such trades have expired; and c) the date on which the plan holder gives notice to terminate the plan.
Up to 180,500 shares
Ivan Hyep (Chief Financial Officer )	Adoption (February 13, 2025)	Rule 10b5-1 trading arrangement	Sale
Until the earlier of a) June 20, 2026; b) the first date on which all trades have been executed or all trading orders related to such trades have expired; and c) the date on which the plan holder gives notice to terminate the plan.
Up to 165,400 shares
David Raben (Chief Medical Officer )	Adoption (February 12, 2025)	Rule 10b5-1 trading arrangement	Sale
Until the earlier of a) June 24, 2026; b) the first date on which all trades have been executed or all trading orders related to such trades have expired; and c) the date on which the plan holder gives notice to terminate the plan.
Up to 104,000 shares

Item 6. Exhibits.

Exhibit No.	Description
3.1	Fifth Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K (File No. 001-42271) filed on September 16, 2024).
3.2	Third Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K (File No. 001-42271) filed on September 16, 2024).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-281722) filed on September 6, 2024).
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) promulgated under the Exchange Act
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) promulgated under the Exchange Act
32.1**	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**
The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bicara Therapeutics Inc.

Date: May 13, 2025	By:	/s/ Claire Mazumdar
Claire Mazumdar
Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2025	By:	/s/ Ivan Hyep
Ivan Hyep
Chief Financial Officer
(Principal Financial and Accounting Officer)