Form 10-Q
period 2025-06-30
Bicara Therapeutics Inc.
filed 2025-08-12
CIK 2023658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
Yes ☐   No ☒

As of August 6, 2025, the registrant had 54,562,841 shares of common stock, $0.0001 par value per share outstanding.

Table of Contents

		Page

PART I:	FINANCIAL INFORMATION	6

Item 1.	Financial Statements (Unaudited)	6

	Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024	6

	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2025 and 2024	7

	Condensed Consolidated Statements of Stockholders’ Equity for the Three and Six Months Ended June 30, 2025 and Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Deficit for the Three and Six Months Ended June 30, 2024	8

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2025 and 2024	10

	Notes to Unaudited Condensed Consolidated Financial Statements	11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4.	Controls and Procedures	32

PART II:	OTHER INFORMATION	33

Item 1.	Legal Proceedings	33

Item 1A.	Risk Factors	34

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities	91

Item 3.	Defaults Upon Senior Securities	91

Item 4.	Mine Safety Disclosures	91

Item 5.	Other Information	91

Item 6.	Exhibits	92

	Signatures	93

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains express or implied forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
•the initiation timing, progress, results and cost of ficerafusp alfa, including the FORTIFI-HN01 pivotal Phase 2/3, or FORTIFI-HN01 Phase 2/3 trial or FORTIFI-HN01, a trial in head and neck squamous cell carcinoma, or HNSCC, and the potential expansion Phase 1/1b trial in additional HNSCC and solid tumor patient populations, as well as our research and development programs and our current and future preclinical and clinical studies;
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
•the timing, scope and likelihood of regulatory filings and approvals, for ficerafusp alfa and future product candidates, including the timing of Investigational New Drug applications, or INDs, and final U.S. Food and Drug Administration, or FDA approval of ficerafusp alfa or any future product candidate, as well as ficerafusp alfa's potential to be first-in-class;
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

6

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
BICARA THERAPEUTICS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except shares and per share data)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$436,606	$489,711
Prepaid expenses and other assets	7,785	12,822
Total current assets	444,391	502,533

Property and equipment, net	117	155
Right of use asset – operating lease	2,237	690
Other assets	6,842	6,618
Total assets	$453,587	$509,996

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,041	$3,893
Accounts payable – related party	870	615
Accrued expenses and other current liabilities	12,000	12,875
Accrued expenses and other current liabilities – related party	1,242	—
Operating lease liability – current portion	1,074	607
Total current liabilities	17,227	17,990

Operating lease liability – net of current portion	1,164	131
Total liabilities	18,391	18,121

Commitments and Contingencies:

Stockholders' equity:
Preferred stock $0.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value, 500,000,000 and 500,000,000 shares authorized; 54,556,078 and 54,444,180 shares issued and 54,556,078 and 54,440,013 shares outstanding as of June 30, 2025 and December 31, 2024, respectively	7	7
Additional paid-in capital	720,439	712,884
Accumulated deficit	(285,250)	(221,016)
Total stockholders' equity	435,196	491,875

Total liabilities and stockholders’ equity	$453,587	$509,996
See accompanying notes to unaudited condensed consolidated financial statements.

BICARA THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands except shares and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses
Research and development - related party	$2,932	$1,510	$9,507	$5,091
Research and development	21,866	14,331	49,624	22,782
General and administrative	7,220	3,909	14,675	7,251
Total operating expenses	32,018	19,750	73,806	35,124
Loss from operations	(32,018)	(19,750)	(73,806)	(35,124)

Other income
Interest income	4,682	2,701	9,696	5,568
Total other income	4,682	2,701	9,696	5,568
Net loss before income taxes	(27,336)	(17,049)	(64,110)	(29,556)
Income tax expense	(52)	—	(124)	(1)
Net loss	$(27,388)	$(17,049)	$(64,234)	$(29,557)

Net Loss per share, basic and diluted	$(0.50)	$(19.01)	$(1.18)	$(38.19)

Weighted-average number common shares outstanding, basic and diluted	54,539,230	896,744	54,496,862	774,012
See accompanying notes to unaudited condensed consolidated financial statements.

BICARA THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
(Unaudited, in thousands except shares)

	Series Seed Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Series C Redeemable Convertible Preferred Stock		Common Equity		Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
December 31, 2023	81,790,144	$81,525	105,595,101	$121,148	119,599,872	$164,604	640,386	$2	$4,250	$(153,021)	$(148,769)
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	37,836	—	50	—	50
Stock-based compensation	—	—	—	—	—	—	—	—	1,147	—	1,147
Net loss	—	—	—	—	—	—	—	—	—	(12,508)	(12,508)
March 31, 2024	81,790,144	$81,525	105,595,101	$121,148	$119,599,872	$164,604	678,222	$2	$5,447	$(165,529)	$(160,080)
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	312,126	—	1,315	—	1,315
Vesting of restricted common stock	—	—	—	—	—	—	33,193	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	1,038	—	1,038
Net loss	—	—	—	—	—	—	—	—	—	(17,049)	(17,049)
June 30, 2024	81,790,144	$81,525	105,595,101	$121,148	119,599,872	$164,604	1,023,541	$2	$7,800	$(182,578)	$(174,776)
See accompanying notes to unaudited condensed consolidated financial statements.

BICARA THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands except shares)

	Common Equity		Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
December 31, 2024	54,440,013	$7	$712,884	$(221,016)	$491,875

Issuance of common stock upon exercise of stock options	88,962	—	477	—	477
Stock-based compensation	—	—	3,451	—	3,451
Net loss	—	—	—	(36,846)	(36,846)
March 31, 2025	54,528,975	$7	$716,812	$(257,862)	$458,957
Issuance of common stock upon exercise of stock options	27,103	—	135	—	135
Stock-based compensation	—	—	3,492	—	3,492
Net loss	—	—	—	(27,388)	(27,388)
June 30, 2025	54,556,078	$7	$720,439	$(285,250)	$435,196
See accompanying notes to unaudited condensed consolidated financial statements.

BICARA THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2025	2024
Operating activities:
Net loss	$(64,234)	$(29,557)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	6,943	2,185
Depreciation	38	26
Non-cash lease expense	349	131
Changes in operating assets and liabilities:
Prepaid expenses and other assets	4,743	(172)
Accounts payable and accrued expenses	(2,715)	1,212
Accounts payable and accrued expenses – related party	1,499	(1,181)
Operating lease liabilities	(323)	(139)
Net cash used in operating activities	(53,700)	(27,495)

Investing activities:
Purchase of property and equipment	—	(23)
Proceeds from sale of property and equipment	—	62
Net cash provided by investing activities	—	39

Financing activities:
Payment for deferred offering costs	—	(596)
Proceeds from exercise of options	595	1,467
Net cash provided by financing activities	595	871

Net decrease in cash and cash equivalents	(53,105)	(26,585)
Cash and cash equivalents at beginning of period	489,711	230,440
Cash and cash equivalents at end of period	$436,606	$203,855

Supplemental disclosure of cash flow information:
Cash paid for tax	$124	$1
Non-cash investing and financing activities:
Right-of-use asset obtained in exchange for lease liability	$1,878	$—
Vesting of early exercise stock options	$17	$34
Offering costs included in accounts payable and accrued expenses	$—	$953
See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

1.Description of Business, Organization, and Liquidity

Bicara Therapeutics Inc. (“Bicara” or the “Company”) was incorporated in the state of Delaware in December 2018 and is a clinical-stage biopharmaceutical company based in Boston, Massachusetts. The Company is committed to bringing transformative bifunctional therapies to patients with solid tumors. Its lead program ficerafusp alfa is a bifunctional antibody that combines two clinically validated targets; an epidermal growth factor receptor (EGFR) directed monoclonal antibody with a domain that binds to human transforming growth factor beta (TGF-β).

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
The Company has incurred operating losses since inception and expects such losses and negative operating cash flows to continue for the foreseeable future. As of June 30, 2025, the Company had cash and cash equivalents of $436.6 million and an accumulated deficit of $285.3 million.

Notes to Unaudited Condensed Consolidated Financial Statements

The Company expects that its cash and cash equivalents as of June 30, 2025 of $436.6 million will be sufficient to fund the operating expenditures and capital expenditure requirements necessary to advance its research efforts and clinical trials for at least one year from the date of issuance of these unaudited condensed consolidated financial statements.
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
Unaudited Interim Condensed Consolidated Financial Statements
The condensed consolidated balance sheet as of June 30, 2025, condensed consolidated statements of operations, condensed consolidated statement of stockholders' equity, and the condensed consolidated statement of redeemable convertible preferred stock and stockholders’ equity (deficit) for the three and six months ended June 30, 2025 and 2024, and condensed consolidated cash flows for the six months ended June 30, 2025 and 2024 and related notes to condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair statement of the Company’s condensed consolidated financial position, results of operations and cash flows for the periods presented. The condensed consolidated results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the full year or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2024 included herein was derived from the audited consolidated financial statements as of that date. As permitted under U.S. GAAP, certain notes and other information have been omitted from the interim unaudited condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s most recent Annual Report on Form 10-K for the year ended December 31, 2024 (the "Form 10-K").
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
Use of Estimates
The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosure of contingent assets and liabilities as of and during the reporting period. The Company bases its

Notes to Unaudited Condensed Consolidated Financial Statements

estimates on historical experience when available and on other assumptions that management believes are reasonable under the circumstances. Significant estimates and assumptions reflected in these unaudited condensed consolidated financial statements include but are not limited to: the estimated costs of research and development activities, and the fair values of pre-IPO common stock and stock awards and associated stock-based compensation expense. The Company assesses estimates on an ongoing basis; however, actual results could materially differ from those estimates.
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
The financial terms of these agreements are subject to negotiation, vary from contract to contract, and may result in uneven payment flows to the Company’s vendors. Billing terms and payments are reviewed by management to ensure estimates of outstanding obligations are appropriate as of period end. Tracking the progress of completion for clinical trial and contract manufacturing activities performed by third parties allows the Company to record the appropriate expense and accruals under the terms of the agreements. During the three months ended June 30, 2025 and 2024, the Company incurred $24.8 million and $15.8 million, respectively, relating to research and development expenses. During the six months ended June 30, 2025 and 2024, the Company incurred $59.1 million and $27.9 million, respectively, relating to research and development expenses. The Company recorded accrued liabilities of $10.4 million and $9.4 million for clinical trial and contract manufacturing expenses as of June 30, 2025 and December 31, 2024, respectively.
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
Net Loss Per Common Share
Net loss per common share is computed using the two-class method required due to the participating nature of the redeemable convertible preferred stock for the three and six months ended June 30, 2024. Although the redeemable convertible preferred stock were participating securities, such securities did not participate in net losses and therefore did not impact the Company’s net loss from continuing operations per share calculation as of June 30, 2024. All outstanding shares of the redeemable convertible preferred stock were converted automatically into common stock immediately prior to the closing of the IPO on September 16, 2024.
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

Notes to Unaudited Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2025 and 2024, the following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as they would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Options and restricted stock awards outstanding	7,868,823	4,635,215	8,060,323	4,635,215
Series Seed redeemable convertible preferred stock	—	8,848,387	—	8,848,387
Series B redeemable convertible preferred stock	—	11,423,688	—	11,423,688
Series C redeemable convertible preferred stock	—	12,938,801	—	12,938,801
Amounts in the table above reflect the common stock equivalents of the noted instruments.
Recent Accounting Pronouncements
The Company reviews new accounting standards as they are issued by the FASB or other standard-setting bodies. As of June 30, 2025, the Company has not identified any new standards that it believes will have a material impact on the Company’s financial statements.
Accounting Pronouncements Issued and Not Adopted
Accounting Standards Update 2023-09—Income Taxes (Topic 740): Improvements to Income Tax Disclosures, or ASU 2023-09. ASU 2023-09 focuses on income tax disclosures around effective tax rates and cash income taxes paid. The standard largely follows the proposed ASU issued in 2024 with several important modifications and clarifications. ASU 2023-09 is effective for public entities for annual periods beginning after December 15, 2024 and for all other business, (including emerging growth companies) for annual periods beginning after December 15, 2025. Early adoption is permitted, and the Company is evaluating the impact of this guidance on the unaudited condensed consolidated financial statements and related disclosures.
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

Notes to Unaudited Condensed Consolidated Financial Statements

3.Fair Value Measurements
The following tables present information about the Company’s financial assets that have been measured at fair value as of June 30, 2025 and December 31, 2024 (in thousands):

Description	Level 1	Level 2		Level 3		June 30, 2025
Assets:
Money market funds included within Cash and cash equivalents	$433,265		$—		$—	$433,265
Total	$433,265	$		$		$433,265

Description	Level 1	Level 2	Level 3	December 31, 2024
Assets:
Money market funds included within Cash and cash equivalents	$485,168	$—	$—	$485,168
Total	$485,168	$—	$—	$485,168
4.Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Accrued research and development expenses	$9,214	$9,397
Accrued bonus and payroll related expenses	2,166	3,083
Accrued professional fees	478	158
Accrued other	142	237
Total	$12,000	$12,875
5.Common Stock
The Company has 500,000,000 shares of Common Stock authorized for issuance, par value $0.0001 per share. As of June 30, 2025 and December 31, 2024, 54,556,078 and 54,444,180 shares were issued, net of share repurchased and cancellation, respectively and 54,556,078 and 54,440,013 shares, net were outstanding, respectively.
In September 2024, the Company completed its IPO. As part of the IPO, the Company received net proceeds of $332.4 million after deducting underwriting discounts, commissions and other offering expenses paid by the Company, totaling $29.8 million from the issuance of 20,125,000 shares.
Prior to the IPO, the Company held shares of convertible redeemable preferred shares, which consisted of Series Seed Preferred Stock ("Series Seed"), Series B Preferred Stock and Series C Preferred Stock. Each tranche was subject to automatic conversion to common stock per the terms of the initial agreement. Prior to the IPO, there were 81,790,144, 105,595,101 and 119,599,872 shares outstanding in Series Seed Preferred Stock, Series B Preferred Stock and Series C Preferred Stock, respectively. These shares were converted into 33,210,876 shares of common stock upon completion of the IPO.

Notes to Unaudited Condensed Consolidated Financial Statements

6.Stock-Based Compensation
2024 Stock Option and Grant Plan
In 2024, in connection with the Company’s IPO, the board of directors adopted, and the Company’s shareholders approved the 2024 Stock Option and Grant Plan (the “2024 Plan”) under which the Company may grant equity-based incentive awards to the Company’s employees, officers, directors, consultants and other key persons of the Company and its affiliates upon whose judgement, initiative, and efforts the Company largely depends for the successful conduct of its business. Following the effectiveness of the 2024 Plan, no shares remained available for future issuance under the 2019 Stock Option and Grant Plan (as amended, the “2019 Plan”). Any other options or awards outstanding under the 2019 Plan remain outstanding and effective.
The 2024 Plan, initially allowed the Company to grant awards up to 2,453,616 shares of Common Stock, plus shares of common stock subject to awards outstanding under the 2019 Plan that are forfeited, canceled, held back upon exercise of an option or settlement of an award to cover the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without the issuance of stock or otherwise terminated (other than by exercise). Each year starting on January 1, 2025 and on each January 1 thereafter, the number of shares of stock reserved and available for issuance under the 2024 Plan shall automatically be cumulatively increased by 5% of the outstanding shares on the immediately preceding December 31 or such lesser number of shares as approved by the Company. During the six months ended June 30, 2025, the Company registered 2,722,001 shares of Common Stock for issuance. For the six months ended June 30, 2025, the Company has issued 933,222 options under the 2024 Plan. The terms of equity award agreements, including vesting requirements, were determined by the board of directors and are subject to the provisions of the 2024 Plan. Equity awards granted to employees and non-employees generally vest over a four-year period but may be granted with different vesting terms. Certain options provide for early vesting.
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

Notes to Unaudited Condensed Consolidated Financial Statements

2019 Stock Option and Grant Plan
Prior to the approval of the 2024 Plan, the Company granted awards under the 2019 Plan which originally provided for options, restricted stock awards (“RSA”), unrestricted stock awards and restricted stock units to the Company’s employees, officers, directors, consultants and advisors.
Under the 2019 Plan, as amended, the Company was authorized to issue up to 8,856,245 shares of Common Stock. The terms of equity award agreements, including vesting requirements, were determined by the board of directors and were subject to the provisions of the 2019 Plan. Equity awards granted to employees and non-employees generally vested over one to four years. Certain options provide for early vesting.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Risk-free interest rate	3.9%-4.1%	4.7%	3.9%-4.4%	4.2%-4.7%
Expected life (in years)	5.5-6.1	6.1	5.5-6.1	6.1
Volatility	90.8%-95.4%	86.0%	90.6%-95.4%	85.9%-86.0%
Expected dividend rate	—%	—%	—%	—%
Fair value of common stock	$9.90-$14.71	$5.45	$9.90-$14.71	$5.45
The Company recognized total stock-based compensation expense for non-employees and employees in its statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$1,159	$251	$2,300	$481
General and administrative	2,333	787	4,643	1,704
Total	$3,492	$1,038	$6,943	$2,185

Notes to Unaudited Condensed Consolidated Financial Statements

Stock Options
A summary of options award activity for non-employees and employees of the Company is as follows:

	Shares	Weighted- Average Exercise Price	Weighted Average – Remaining Contractual Life (years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding as of December 31, 2024	8,038,679	$7.02
Granted	933,222	12.16
Exercised	(116,065)	5.23
Canceled	(58,147)	11.59
Outstanding as of June 30, 2025	8,797,689	7.56	8.67	$20,504

Exercisable as of June 30, 2025	2,378,631	$6.26	8.25	$8,252
Exercisable and expected to vest as of June 30, 2025	8,797,689		8.67
(1)The aggregate intrinsic values is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s common stock on June 30, 2025 for the options that were in the money. The weighted-average fair value of options granted during the six months ended June 30, 2025 and 2024, was $12.16 and $3.97, respectively.
The Company had 6,419,058 unvested stock options outstanding as of June 30, 2025. As of June 30, 2025, total unrecognized compensation costs of $35.8 million related to unvested stock options are expected to be recognized as expense over a weighted average period of 2.9 years.

2024 Employee Stock Purchase Plan
In September 2024, the Company’s board of directors adopted, and its stockholders approved, the 2024 Employee Stock Purchase Plan (the “ESPP”), which became effective on the date immediately preceding the date on which the IPO registration statement was declared effective by the SEC. The ESPP initially reserves and authorizes the issuance of up to 507,383 shares of our common stock to participating employees. The ESPP provides that the number of shares reserved and available for issuance will automatically increase on January 1, 2025 and each January 1 thereafter through January 1, 2034, by the least of (i) 1,014,766 shares of common stock, (ii) 1% of the sum of (A) the number of shares of our common stock issued and outstanding on the immediately preceding December 31, and (B) the number of shares of common stock issuable pursuant to the exercise of any outstanding, pre-funded warrants to acquire such common stock for a nominal exercise price on the immediately preceding December 31, or (iii) such number of shares of common stock as determined by the administrator of the ESPP. The number of shares reserved under the ESPP is subject to adjustment in the event of a stock split, stock dividend, or other change in our capitalization. On January 1, 2025, there was no increase to the number of shares of common stock that may be issued under the ESPP. There has been no activity on this plan to date and no stock-based compensation expense was recognized during the six months ended June 30, 2025.
7.Income Taxes
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

Notes to Unaudited Condensed Consolidated Financial Statements

8.Significant Agreements – Related Parties
The Company entered into a master services agreement on December 15, 2020 (the “Master Services Agreement”) with Biocon. Pursuant to the terms of the master service agreement, Biocon provided services related to research and development, clinical trials, regulatory interactions and manufacturing. The Company did not incur any significant expenses under the Master Services Agreement during the three and six months ended June 30, 2025 and 2024. As of June 30, 2025 and December 31, 2024, the Company owed $0.0 million and $0.6 million, respectively, which were classified in accrued expenses-related party on the balance sheets.
On July 23, 2019, the Company entered into a manufacturing agreement with a wholly-owned subsidiary of Biocon, Biocon Biologics Limited (“BBL”) formerly Biocon Biologics India Limited, which is valid for 5 years unless earlier terminated by one of the parties. Additionally, the Company entered into a material transfer agreement on August 17, 2023, a quality agreement on October 12, 2023, a service agreement on October 18, 2023 and a manufacturing agreement on December 15, 2023 (the “BBL Agreements”). Pursuant to the terms of the BBL Agreements, BBL manufactures and supplies specified quantities of products to Bicara to be utilized in research and development and manufacturing as per purchase orders executed from time to time between the two parties. For the three months ended June 30, 2025 and 2024, the Company incurred $0.0 million and $0.0 million of research and development expenses, respectively, under the BBL Agreements. For the six months ended June 30, 2025 and 2024, the Company incurred $0.0 million and $0.7 million of research and development expenses, respectively, under the BBL Agreements. As of both June 30, 2025 and December 31, 2024, the Company owed $0.0 million.
The Company additionally entered into a manufacturing agreement with a wholly-owned subsidiary of Biocon, Syngene International Limited (“Syngene”), on July 17, 2019, as amended on May 18, 2022 and on August 1, 2022, along with a master contract services agreement on July 24, 2020 (the “Syngene Agreements”). Pursuant to the terms of the Syngene Agreements, Syngene manufactures and supplies specified quantities of products to Bicara to be used in research and development as per purchase orders executed from time to time between the two parties and performs additional contract research services under the master contract services agreement. The manufacturing agreement is valid for 6 years unless earlier terminated by one of the parties, while the master contract services agreement carried a term of 2 years. For the three months ended June 30, 2025 and 2024, the Company incurred $2.9 million and $1.5 million of research and development expenses, respectively, under the Syngene Agreements. For the six months ended June 30, 2025 and 2024, the Company incurred $9.5 million and $4.3 million of manufacturing expenses, respectively, under the Syngene Agreements.
As of June 30, 2025, and December 31, 2024, the Company owed $2.1 million and $0.6 million, respectively, relating to these incurred costs, of which $0.9 million and $0.6 million, respectively, were classified in accounts payable-related party and $1.2 million and $0.0 million, respectively, were classified in accrued expenses-related party on the balance sheets.
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

9.Significant Agreements
IQVIA
On October 15, 2019, the Company entered into a master clinical contract services agreement with IQVIA RDS Inc (“IQVIA"), which was amended in December 2024 to include global clinical trials. Pursuant to the terms of the agreement, as amended, IQVIA will provide the Company with certain global clinical-development related services and laboratory services under separately executed statements of work (“SOWs”). In June 2021, the Company entered into an SOW with IQVIA for lab and clinical development services, to be invoiced on a monthly basis based on work performed by IQVIA.

Notes to Unaudited Condensed Consolidated Financial Statements

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
For the three months ended June 30, 2025 and 2024 the Company incurred $8.8 million and $3.2 million in expenses, respectively and paid $5.2 million and $5.1 million, respectively, to IQVIA. For the six months ended June 30, 2025 and 2024 the Company incurred $16.8 million and $6.2 million in expenses, respectively and paid $17.5 million and $9.8 million, respectively, to IQVIA. As of June 30, 2025 and December 31, 2024, the Company had $0.8 million and $0.5 million classified in accounts payable, respectively, and $6.3 million and $6.0 million classified in accrued expenses and other current liabilities on the balance sheets.
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

Notes to Unaudited Condensed Consolidated Financial Statements

10.Commitments and Contingencies
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
On October 22, 2024, a complaint was filed in federal district court in the District of Massachusetts by Y-Trap, Inc., or Y-Trap, naming as defendants the Company and Biocon LTD., or Biocon, captioned Y-Trap, Inc. v. Biocon LTD. and Bicara Therapeutics Inc., No. 24-cv-12678 (D. Mass.). On January 31, 2025, Y-Trap filed its operative amended complaint. The operative complaint alleges a claim against defendants for correction of inventorship of a number of patents, including patents alleged to be licensed to the Company relating to ficerafusp alfa. The complaint also alleges claims against defendants for unfair trade practices pursuant to Chapter 93A of the Massachusetts General Laws, unjust enrichment, and civil conspiracy. The operative complaint seeks, among other things, damages (including compensatory, enhanced, and punitive damages), an order correcting the inventorship of the patents at issue, costs and attorney’s fees, and other equitable and injunctive relief. On February 28, 2025, Biocon and Bicara moved to dismiss all of Y-Trap’s claims, which motions remain pending.
The Company does not have contingency reserves established for any litigation liabilities as of June 30, 2025 and December 31, 2024.

Notes to Unaudited Condensed Consolidated Financial Statements

11. Segment Reporting
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
The table below is a summary of the segment profit or loss, including significant segment expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Expenses
Clinical operations and development	$10,461	$4,677	$20,487	$9,774
Manufacturing and process development	8,266	8,347	26,921	12,939
Research and development personnel cost and other (including stock-based compensation)	5,528	2,061	10,624	3,828
Research	543	756	1,099	1,332
Total research and development	24,798	15,841	59,131	27,873
General and administrative personnel costs (including stock-based compensation)	4,854	2,347	9,686	4,809
Professional fees	1,392	1,105	2,896	1,593
Facility costs, IT, office expense and other	974	457	2,093	849
Total general and administrative expenses	7,220	3,909	14,675	7,251
Total operating expenses	32,018	19,750	73,806	35,124
Operating loss	(32,018)	(19,750)	(73,806)	(35,124)
Interest income	4,682	2,701	9,696	5,568
Total other income	4,682	2,701	9,696	5,568
Net income before losses	(27,336)	(17,049)	(64,110)	(29,556)
Income tax expense	(52)	—	(124)	(1)
Segment and consolidated net loss	$(27,388)	$(17,049)	$(64,234)	$(29,557)
Included within General and administrative personnel costs is depreciation expense, which is disclosed on the Statement of Cash Flows.
12. Defined Contribution Plan
The Company currently maintains a tax-qualified 401(k) retirement savings plan for our employees. All eligible employees are able to participate in the plan beginning one month after their first day of employment. Under our defined contribution plan, employees may elect to defer a percentage of their compensation per year, subject to a maximum limit prescribed by tax law, and the Company match a portion of their eligible contributions. The Company provided matching discretionary contributions under the 401(k) plan of $0.1 million and $0.0 million for the three months ended June 30, 2025 and June 30, 2024, respectively. The Company provided matching discretionary contributions under the 401(k) plan of $0.2 million and $0.1 million for the six months ended June 30, 2025 and June 30, 2024, respectively.

Notes to Unaudited Condensed Consolidated Financial Statements

13. Leases
On June 2, 2025, the Company entered into a Sublease Agreement (the “Sublease”) with J.W. Childs Associates, L.P, (the “Sublandlord”), effective on June 4, 2025. Under the Sublease, the Company leased approximately 9,682 square feet of additional office space as part of its corporate headquarters, located at 116 Huntington Avenue, Suite 703, Boston, Massachusetts, 02116, through June 30, 2027. The base rent of the Sublease is approximately $0.5 million per year. The Sublease required a security deposit of $0.4 million, which the Company has satisfied with cash on deposit.

On June 3, 2025, the Company entered into a second amendment to its existing lease with Columbia Property Trust, Inc. for 9,361 square feet of office space to extend the term through June 30, 2027. The modification of the existing lease required the Company to remeasure the value of the asset and liability in accordance with ASC 842. The base rent of the existing leases continues to be approximately $0.6 million per year. The remeasurement did not have a material impact on the Company's right-of-use-assets.

24

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
Overview

We are a clinical-stage biopharmaceutical company committed to bringing transformative bifunctional therapies to patients with solid tumors. Our lead program ficerafusp alfa is a potential first-in-class bifunctional antibody designed to drive tumor penetration by breaking barriers in the tumor microenvironment that have challenged the treatment of multiple solid tumor cancers. Specifically, ficerafusp alfa combines two clinically validated targets, an epidermal growth factor receptor, or EGFR, directed monoclonal antibody with a domain that binds to human transforming growth factor beta, or TGF-β. Through this dual-targeting mechanism, ficerafusp alfa may reverse the fibrotic and immune-excluded tumor microenvironment driven by TGF-β signaling and enable tumor penetration to potentially drive deep and durable responses. Ficerafusp alfa is initially being developed in head and neck squamous cell carcinoma, or HNSCC, where there remains a significant unmet need. We initiated a pivotal FORTIFI-HN01 Phase 2/3 trial, or FORTIFI-HN01 Phase 2/3 trial, or FORTIFI-HN01, of ficerafusp alfa in combination with pembrolizumab as a first-line therapy in recurrent/metastatic, HNSCC excluding patients with HPV-positive oropharyngeal squamous cell carcinoma, or OPSCC, in the fourth quarter of 2024.
Since our inception in December 2018, we have not generated any revenue from product sales or other sources and have incurred significant operating losses and negative cash flows from our operations. Our primary uses of cash to date have been conducting research and development, advancing development of ficerafusp alfa, raising capital, building infrastructure, developing intellectual property, hiring personnel and providing general and administrative support for these operations. To date, we have funded our operations primarily through private placements of our redeemable convertible preferred stock, sale of common stock and through debt financing. As of June 30, 2025, we had raised aggregate net proceeds of $687.8 million and had cash and cash equivalents of $436.6 million.
We have incurred operating losses in each year since our inception. Our net losses were $27.4 million and $17.0 million for the three months ended June 30, 2025 and 2024, respectively. Our net losses were $64.2 million and $29.6 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $285.3 million. We expect our expenses and operating losses will increase substantially as we:
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
24

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
General and Administrative
General and administrative expenses consist primarily of personnel-related costs, including salaries, bonuses, benefits, and stock-based compensation charges for those individuals in executive, legal, finance, human resources, facility operations, and other administrative functions. Other significant costs include legal fees relating to intellectual property, litigation and corporate matters, professional fees for auditing, accounting, tax and consulting services, office and information technology costs, insurance costs, and facilities, depreciation and other general and administrative expenses, which include rent and maintenance of facilities and utilities.
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
Other Income
Interest income
Interest income consists primarily of interest income earned on cash and cash equivalents. We expect our interest income will increase as we invest the cash received from the sales of our common stock in our initial public offering in 2024.
Income Taxes
The Company’s provision for income taxes is not material for the three and six months ended June 30, 2025 and 2024.
Since our inception, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items.

Results of Operations
Comparison of the three months ended June 30, 2025 and 2024
The following table summarizes our results of operations for the three months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,
	2025	2024	Change
Operating Expenses:
Research and development—related party	$2,932	$1,510	$1,422
Research and development	21,866	14,331	7,535
General and administrative	7,220	3,909	3,311
Total operating expenses	32,018	19,750	12,268
Loss from operations	(32,018)	(19,750)	(12,268)
Other income
Interest income	4,682	2,701	1,981
Total other income	4,682	2,701	1,981
Net loss before income taxes	(27,336)	(17,049)	(10,287)
Income tax expense	(52)	—	(52)
Net loss	$(27,388)	$(17,049)	$(10,339)
Research and Development Expenses (including Research and Development—Related Party)
Research and development expenses increased by $9.0 million from $15.8 million for the three months ended June 30, 2024 to $24.8 million for the three months ended June 30, 2025.
The following table summarizes our research and development expenses for the three months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,
	2025	2024	Change
Research	$543	$756	$(213)
Manufacturing and process development	8,266	8,347	(81)
Clinical operations and development	10,461	4,677	5,784
Research and development personnel cost and other (including stock-based compensation)	5,528	2,061	3,467
Total research and development expenses	$24,798	$15,841	$8,957
The increase in research and development expenses for the three months ended June 30, 2025, compared to the three months ended June 30, 2024 was primarily due to:
•approximately $5.8 million in increased clinical operation and development cost, driven by costs associated with our pivotal Phase 2/3 clinical trial and continued patient enrollment in our Phase 1/1b dose expansion cohorts; and
•approximately $3.5 million in increased personnel and other related costs including stock-based compensation, driven by an increase in the size of our workforce to support clinical development, manufacturing and research and increased professional service expenses as we continue to build out our clinical operations and development functions.

General and Administrative Expenses
General and administrative expenses increased by $3.3 million from $3.9 million for the three months ended June 30, 2024 to $7.2 million for the three months ended June 30, 2025. The following table summarizes our general and administrative expenses for the three months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,
	2025	2024	Change
General and administrative personnel costs (including stock-based compensation)	$4,854	$2,347	$2,507
Professional fees	1,392	1,105	287
Facility costs, insurance, IT, office expenses and other	974	457	517
Total general and administrative expenses	$7,220	$3,909	$3,311
The increase in general and administrative expenses for the three months ended June 30, 2025, compared to the three months ended June 30, 2024 was primarily due to:
•approximately $2.5 million in increased personnel related costs, including stock-based compensation, primarily driven by an increase in the size of our workforce and due to a higher number and value of stock options granted;
•approximately $0.3 million in increased professional service expenses, including legal, accounting and other expenses as we continue to build out our general and administrative functions to support advancing our clinical studies and operating a publicly traded company; and
•approximately $0.5 million in increased expenses for insurance policies entered into for directors and officers, rental expense from the additional lease entered into in the second half of 2024 and information technology expenses.
Other Income
Interest income
Interest income for the three months ended June 30, 2025 and 2024 was $4.7 million and $2.7 million, respectively. The increase was primarily due to a significant increase in cash equivalents, as a result of proceeds from the sale of common stock.

Comparison of the six months ended June 30, 2025 and 2024
The following table summarizes our results of operations for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024	Change
Operating Expenses:
Research and development—related party	$9,507	$5,091	$4,416
Research and development	49,624	22,782	26,842
General and administrative	14,675	7,251	7,424
Total operating expenses	73,806	35,124	38,682
Loss from operations	(73,806)	(35,124)	(38,682)
Other income
Interest income	9,696	5,568	4,128
Total other income	9,696	5,568	4,128
Net loss before income taxes	(64,110)	(29,556)	(34,554)
Income tax expense	(124)	(1)	(123)
Net loss	$(64,234)	$(29,557)	$(34,677)
Research and Development Expenses (including Research and Development—Related Party)
Research and development expenses increased by $31.3 million from $27.9 million for the six months ended June 30, 2024, to $59.1 million for the six months ended June 30, 2025.
The following table summarizes our research and development expenses for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024	Change
Research	$1,099	$1,332	$(233)
Manufacturing and process development	26,921	12,939	13,982
Clinical operations and development	20,487	9,774	10,713
Research and development personnel cost and other (including stock-based compensation)	10,624	3,828	6,796
Total research and development expenses	$59,131	$27,873	$31,258
The increase in research and development expenses for the six months ended June 30, 2025, compared to the six months ended June 30, 2024 was primarily due to:
•approximately $14.0 million in increased manufacturing cost, driven by an increase in drug substance batch manufacturing in connection with our Phase 1/1b and our pivotal Phase 2/3 clinical trial;
•approximately $10.7 million in increased clinical operation and development cost, driven by costs associated with our pivotal Phase 2/3 clinical trial and continued patient enrollment in our Phase 1/1b dose expansion cohorts; and
•approximately $6.8 million in increased personnel and other related costs including stock-based compensation, driven by an increase in the size of our workforce to support clinical development, manufacturing and research and increased professional service expenses as we continue to build out our clinical operations and development functions.

General and Administrative Expenses
General and administrative expenses increased by $7.4 million from $7.3 million for the six months ended June 30, 2024, to $14.7 million for the six months ended June 30, 2025. The following table summarizes our general and administrative expenses for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024	Change
General and administrative personnel costs (including stock-based compensation)	$9,686	$4,809	$4,877
Professional fees	2,896	1,593	1,303
Facility costs, insurance, IT, office expense and other	2,093	849	1,244
Total general and administrative expenses	$14,675	$7,251	$7,424
The increase in general and administrative expenses for the six months ended June 30, 2025, compared to the six months ended June 30, 2024 was primarily due to:
•approximately $4.9 million in increased personnel related costs, including stock-based compensation, primarily driven by an increase in the size of our workforce and due to a higher number and value of stock options granted;
•approximately $1.3 million in increased professional service expenses, including legal, accounting and other expenses as we continue to build out our general and administrative functions to support advancing our clinical studies and operating a publicly traded company; and
•approximately $1.2 million in increased expenses for insurance policies entered into for directors and officers, rental expense from the additional lease entered into in the second half of 2024 and information technology expenses.
Other Income
Interest income
Interest income for the six months ended June 30, 2025 and 2024 was $9.7 million and $5.6 million, respectively. The increase was primarily due to significant increase in cash equivalents, as a result of proceeds from the sale of common stock.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception in December 2018, we have not generated any revenue from any sources and have incurred significant operating losses and negative cash flows from operations. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the clinical development of ficerafusp alfa or any future product candidates we elect to pursue. From our inception in December 2018 through June 30, 2025, we have received aggregate net proceeds of $687.8 million from the sale of our common stock in connection with the IPO and exercise of stock options, sale of our redeemable convertible preferred stock in private placements and debt financing.
Future Funding Requirements
As of June 30, 2025, we had cash and cash equivalents of $436.6 million. Based upon our current operating plans, we believe that our existing cash and cash equivalents will be sufficient to fund our operations into the first half of 2029. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. Additionally, the process of testing our product candidate in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain. We will need to raise substantial additional capital in the future.

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

Cash Flows
Comparison of the Six Months Ended June 30, 2025 and 2024
The following table sets forth a summary of the net cash flow activity for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(53,700)	$(27,495)
Net cash provided by investing activities	—	39
Net cash provided by financing activities	595	871
Net decrease in cash and cash equivalents	$(53,105)	$(26,585)

Operating Activities
For the six months ended June 30, 2025, net cash used in operating activities was $53.7 million resulting from our net loss of $64.2 million, partially offset by net increases in our operating assets and liabilities of $3.2 million and by non-cash charges of $7.3 million, consisting of stock-based compensation expense, depreciation and non-cash lease expense.
For the six months ended June 30, 2024, net cash used in operating activities was $27.5 million resulting from our net loss of $29.6 million and net decrease in our operating assets and liabilities of $0.3 million, partially offset by non-cash charges of $2.4 million. Non-cash charges consisted of stock-based compensation expense, depreciation and non-cash lease charges.
Investing Activities
Net cash provided by investing activities was $0.0 million for the six months ended June 30, 2025 and immaterial for June 30, 2024.
Financing Activities
Net cash provided by financing activities was $0.6 million and $0.9 million during the six months ended June 30, 2025 and 2024, respectively, consisting primarily of proceeds from the exercise of stock options.
Critical Accounting Polices and Estimates
This discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which we have prepared in accordance with GAAP. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, costs and expenses, and related disclosures. During the three months ended June 30, 2025, there were no material changes to our critical accounting policies and significant judgments described under Management’s Discussion and Analysis of Critical Accounting Policies and Significant Judgments which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, or Form 10-K.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2025. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2025.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.

We are subject to various litigation, claims and other proceedings that arise from time to time in the ordinary course of business. On October 22, 2024, a complaint was filed in federal district court in the District of Massachusetts by Y-Trap, Inc., or Y-Trap, naming as defendants us and Biocon LTD., or Biocon, captioned Y-Trap, Inc. v. Biocon LTD. and Bicara Therapeutics Inc., No. 24-cv-12678 (D. Mass.). On January 31, 2025, Y-Trap filed its operative amended complaint. The operative complaint alleges a claim against the defendants for correction of inventorship of a number of patents, including patents alleged to be licensed to us relating to ficerafusp alfa. The complaint also alleges claims against defendants for unfair trade practices pursuant to Chapter 93A of the Massachusetts General Laws, unjust enrichment, and civil conspiracy. The operative complaint seeks, among other things, damages (including compensatory, enhanced, and punitive damages), an order correcting the inventorship of the patents at issue, costs and attorney’s fees, and other equitable and injunctive relief. On February 28, 2025, we and Biocon moved to dismiss all of Y-Trap’s claims, which motions remain pending. We will continue to vigorously defend against this litigation.

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

We have no products approved for commercial sale and have not generated any revenue from product sales to date. We will continue to incur significant research and development and other expenses related to our preclinical and clinical development and ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Our net losses totaled $27.4 million and $17.0 million for the three months ended June 30, 2025 and 2024, respectively. Our net losses totaled $64.2 million and $29.6 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we have not yet generated revenues. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, ficerafusp alfa.

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

As of June 30, 2025, we had $436.6 million of cash and cash equivalents. Based upon our current operating plan, we believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements through at least the next 12 months. In addition, based upon our current operating plan, we believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the first half of 2029. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We may also raise additional financing on an opportunistic basis in the future. For example, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop ficerafusp alfa. Our future capital requirements will depend on many factors, including but not limited to:

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

There are a large number of companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies. In addition, numerous compounds are in clinical development for cancer treatment. Many of these companies are well-capitalized and have significant clinical experience. More specifically, we expect to compete with commercially available therapies for the treatment of head and neck squamous cell carcinoma, or HNSCC, including pembrolizumab (marketed as Keytruda by Merck & Co); the combination of pembrolizumab, platinum chemotherapy and 5-fluorouracil; and the combination of cetuximab (marketed as Erbitux by Eli Lilly in the US and by Merck KGaA outside of the US), platinum chemotherapy and 5-fluorouracil. In addition, there are numerous companies that are developing new treatments for HNSCC, including Merck & Co, Pfizer Inc., Johnson & Johnson, Merus N.V., Iovance Biotherapeutics, Inc., Kura Oncology, Inc. and ALX Oncology Holdings, Inc.
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
Likewise, recent state legislative developments in the United States have introduced emerging compliance risks for companies that develop or deploy AI technologies, which will impose novel requirements on AI developers and users. These state-level initiatives reflect a growing trend toward AI regulation in the absence of federal legislation. As a result, we may face a fragmented and evolving compliance landscape that could increase operational complexity, regulatory scrutiny, and legal exposure associated with our use or development of AI technologies. In addition, various federal regulators have issued guidance and focused enforcement efforts on the use of AI in regulated sectors. The U.S. Food and Drug Administration, for example, has issued guidance on the use of AI in regulatory decision-making in the development of drugs and guidance on the use of AI in medical devices, requiring detailed risk management and review processes to obtain approvals. The rapid evolution of AI will require the application of significant resources to design, develop, test and maintain our products and services to help ensure that AI is implemented in accordance with applicable law and regulation and in a socially responsible manner and to minimize any real or perceived unintended harmful impacts. Our vendors may in turn incorporate AI tools into their own offerings, and the providers of these AI tools may not meet existing or rapidly evolving regulatory or industry standards, including with respect to privacy and data security. Further, bad actors around the world use increasingly sophisticated methods, including the use of AI, to engage in illegal activities involving the theft and misuse of personal information, confidential information and intellectual property. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations, and adversely impact our business.

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

As an organization, we have limited experience designing and implementing clinical trials and we have never conducted pivotal clinical trials. Failure to adequately design a trial, or incorrect assumptions about the design of the trial, could adversely affect the ability to initiate the trial, enroll patients, complete the trial or obtain regulatory approval on the basis of the trial results, as well as lead to increased or unexpected costs and delayed timelines.
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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Without the appropriation of adequate funding to federal agencies, our business operations related to our product development activities for the U.S. market could be impacted.

Disruptions at the FDA and other agencies, including substantial leadership, personnel, and policy changes, may also slow the time necessary for biological products or modifications to approved biological products to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. Changes and cuts in FDA staffing have been reported by some within the pharmaceutical industry as creating instances of delays in the FDA’s responsiveness or in its ability to review IND submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion.

With the change in the U.S. presidential administration in 2025, there is substantial uncertainty as to whether and how the current administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates and any products for which we obtain approval. This uncertainty could present new challenges and/or opportunities as we navigate development and approval of our product candidates. Additionally, the new administration could issue or promulgate executive orders, regulations, policies or guidance that adversely affect us or create a more challenging or costly environment to pursue the development of new therapeutic candidates.

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

In the U.S. and some foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system, including cost-containment measures that may reduce or limit coverage and reimbursement for newly approved drugs and biologics and affect our ability to profitably sell ficerafusp alfa or any future product candidates for which we obtain regulatory approval. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. For example, the Inflation Reduction Act of 2022 (the “IRA”) includes several provisions that will impact our business to varying degrees, including provisions that allow the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, among others. Our lead candidate ficerafusp alfa is being developed in indications that may rely heavily on Medicare reimbursement. Accordingly, these price-negotiation provisions may have a negative impact on our future revenue and profits. The IRA also exempts orphan drugs from price negotiation if they have received only one orphan designation and are approved solely for that rare disease. However, the One Big Beautiful Bill Act of 2025 (“OBBBA”) revised this exemption: now, all orphan drugs—regardless of the number of orphan designations—are exempt from the price negotiation program, so long as the drug’s approved indications are exclusively for the designated rare disease(s). While this revision may broaden the exemption for certain products, its effect on our future pipeline remains uncertain. Further, the IRA also imposed rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation.

The OBBBA also included significant reforms to Medicaid, including an estimated $1 trillion in reduced federal Medicaid spending from 2025 through 2034, the imposition of work requirements for certain adult enrollees, more frequent eligibility redeterminations, and increased cost-sharing for beneficiaries. These changes are expected to reduce overall Medicaid enrollment and access to care. Although the effect on our business is currently unknown, any decrease in the number of insured patients or reimbursement levels for our products could adversely affect our revenue and commercial prospects. For more information, see the section titled “Business—Government Regulation—Current and Future U.S. Healthcare Reform Legislation,” in our Form 10-K.

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

Based on the beneficial ownership of our common stock as of June 30, 2025, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially own a significant percentage of our common stock. These stockholders, if acting together, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, amendment of our organizational documents, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. In addition, certain of our principal stockholders, including Biocon Ltd., RA Capital and TPG LSA are affiliated with members of our board of directors. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.
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

Our business could be adversely affected by unstable economic and political conditions within the United States and foreign jurisdictions, including as a result of an economic downturn and geopolitical events, such as changes in U.S. federal policy that affect the geopolitical landscape. Changes to policy implemented by the U.S. Congress, the current administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. For example, in 2025, the United States imposed tariffs on imports on its trading partners, including Canada, Mexico, the EU and China. Historically, tariffs have led to increased trade and political tensions, between not only the U.S. and China, but also between the U.S. and other countries in the international community. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations.

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

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the U.S. Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application), including with respect to net operating losses and research and development tax credits, could adversely affect us or holders of our common stock. For example, the OBBBA was signed into law on July 4, 2025 and made significant changes to U.S. federal tax law. Under Section 174 of the Code, in taxable years beginning after December 31, 2021, expenses that are incurred for research and development performed outside the U.S. will be capitalized and amortized, which may have an adverse effect on our cash flow. The OBBBA provides that for taxable years beginning after December 31, 2024, expenses that are incurred for research and development performed in the U.S. may, at the taxpayer’s election, be immediately deducted or capitalized and amortized. In addition, the OBBBA provides that for taxable years beginning after December 31, 2021 and before January 1, 2025, certain eligible taxpayers generally may elect to retroactively deduct expenses for research and development performed in the U.S. in such taxable years by filing amended tax returns for such taxable years, and all other taxpayers that are not eligible to make such an election and that amortized expenses for research and development performed in the U.S. in such taxable years generally may elect to accelerate and deduct the remaining unamortized amounts of such research and development expenses (i) in the first taxable year beginning after December 31, 2024, or (ii) ratably over the two-taxable year period beginning with the first taxable year beginning after December 31, 2024. In recent years, many changes to tax laws have been made and changes are likely to continue to occur in the future. Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations. We urge investors to consult with their legal and tax advisers regarding the implications of potential changes in tax laws on an investment in our common stock.

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

We are holding a significant portion of the balance of the net proceeds in money market funds. There has been no material change in the planned proceeds from our IPO, as described in our final prospectus dated September 12, 2024 and filed with the SEC on September 13, 2024 pursuant to Rule 424(b)(4) (File No. 333-281722 of the Securities Act (“Final Prospectus”).

The offering terminated after the sale of all securities registered pursuant to the Registration Statement. There has been no material change in the expected use of the net proceeds from our IPO as described in the Final Prospectus.
Issuer Repurchases of Equity Securities
Not applicable.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
(c) Director and Officer Trading Plans and Arrangements
During the quarter ended June 30, 2025, none of our directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

Exhibit No.	Description
3.1	Fifth Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K (File No. 001-42271) filed on September 16, 2024).
3.2	Third Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K (File No. 001-42271) filed on September 16, 2024).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-281722) filed on September 6, 2024).
10.1*	Office Sublease Agreement by and between JW Childs Associates, L.P. and the Registrant, dated as of June 2, 2025
10.2*	Second Amendment to Office Lease Agreement by and between Columbia REIT - 116 Huntington, LLC and the Registrant, dated as of June 3, 2025.
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) promulgated under the Exchange Act.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) promulgated under the Exchange Act.
32.1**	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
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

Bicara Therapeutics Inc.

Date: August 12, 2025	By:	/s/ Claire Mazumdar
Claire Mazumdar
Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2025	By:	/s/ Ivan Hyep
Ivan Hyep
Chief Financial Officer
(Principal Financial and Accounting Officer)