Form 10-Q
period 2025-09-30
Bicara Therapeutics Inc.
filed 2025-11-10
CIK 2023658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _______________
Commission file number 001-42271
_________________________
BICARA THERAPEUTICS INC.
(Exact name of registrant as specified in its charter)
_________________________

Delaware	83-2903745
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

116 Huntington Ave Suite 703 Boston, Massachusetts	02116
(Address of Principal Executive Offices)	(Zip Code)
617-468-4219
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001	BCAX	Nasdaq Global Market
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
Yes ☐   No ☒

As of November 5, 2025, the registrant had 54,781,950 shares of common stock, $0.0001 par value per share outstanding.

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
•the timing, scope and likelihood of regulatory filings and approvals, for ficerafusp alfa and future product candidates, including the timing of Investigational New Drug applications, or INDs, and final U.S. Food and Drug Administration, or FDA, approval of ficerafusp alfa or any future product candidate, as well as ficerafusp alfa's potential to be first-in-class;
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
•the scope of protection we are able to establish and maintain for intellectual property rights covering ficerafusp alfa and other product candidates we may develop, including the extensions of existing patent terms where available, the validity of intellectual property rights held by third parties and our ability not to infringe, misappropriate or otherwise violate any third-party intellectual property rights;
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

6

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
BICARA THERAPEUTICS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except shares and per share data)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$171,673	$489,711
Prepaid expenses and other assets	7,205	12,822
Short term investments	118,494	—
Total current assets	297,372	502,533

Property and equipment, net	135	155
Right of use asset – operating lease	1,969	690
Long term investments	117,417	—
Other assets	7,795	6,618
Total assets	$424,688	$509,996

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,003	$3,893
Accounts payable – related party	659	615
Accrued expenses and other current liabilities	14,986	12,875
Accrued expenses and other current liabilities – related party	1,285	—
Operating lease liability – current portion	1,095	607
Total current liabilities	21,028	17,990

Operating lease liability – net of current portion	880	131
Total liabilities	21,908	18,121

Commitments and Contingencies (Note 11)

Stockholders' equity:
Preferred stock $0.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value, 500,000,000 and 500,000,000 shares authorized; 54,612,477 and 54,444,180 shares issued and 54,612,477 and 54,440,013 shares outstanding as of September 30, 2025 and December 31, 2024, respectively	7	7
Additional paid-in capital	724,489	712,884
Accumulated other comprehensive loss	(136)	—
Accumulated deficit	(321,580)	(221,016)
Total stockholders' equity	402,780	491,875

Total liabilities and stockholders’ equity	$424,688	$509,996
See accompanying notes to unaudited condensed consolidated financial statements.

BICARA THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands except shares and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses
Research and development - related party	$5,817	$2,310	$15,324	$7,400
Research and development	27,158	13,554	76,782	36,336
General and administrative	7,701	4,764	22,376	12,016
Total operating expenses	40,676	20,628	114,482	55,752
Loss from operations	(40,676)	(20,628)	(114,482)	(55,752)

Other income
Interest income	4,386	3,147	14,082	8,715
Total other income	4,386	3,147	14,082	8,715
Net loss before income taxes	(36,290)	(17,481)	(100,400)	(47,037)
Income tax expense	(40)	—	(164)	(1)
Net loss	$(36,330)	$(17,481)	$(100,564)	$(47,038)

Net Loss per share, basic and diluted	$(0.67)	$(1.60)	$(1.84)	$(11.27)

Weighted-average number common shares outstanding, basic and diluted	54,563,864	10,901,138	54,519,496	4,174,353
Other comprehensive loss:
Unrealized loss on investments, net of tax	(136)	—	(136)	—
Total other comprehensive loss	(136)	—	(136)	—
Total comprehensive loss	$(36,466)	$(17,481)	$(100,700)	$(47,038)
See accompanying notes to unaudited condensed consolidated financial statements.

BICARA THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
(Unaudited, in thousands except shares)

	Series Seed Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Series C Redeemable Convertible Preferred Stock		Common Equity		Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
December 31, 2023	81,790,144	$81,525	105,595,101	$121,148	119,599,872	$164,604	640,386	$2	$4,250	$(153,021)	$(148,769)
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	37,836	—	50	—	50
Stock-based compensation	—	—	—	—	—	—	—	—	1,147	—	1,147
Net loss	—	—	—	—	—	—	—	—	—	(12,508)	(12,508)
March 31, 2024	81,790,144	$81,525	105,595,101	$121,148	$119,599,872	$164,604	678,222	$2	$5,447	$(165,529)	$(160,080)
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	312,126	—	1,315	—	1,315
Vesting of restricted common stock	—	—	—	—	—	—	33,193	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	1,038	—	1,038
Net loss	—	—	—	—	—	—	—	—	—	(17,049)	(17,049)
June 30, 2024	81,790,144	$81,525	105,595,101	$121,148	119,599,872	$164,604	1,023,541	$2	$7,800	$(182,578)	$(174,776)
Issuance of common stock, net of offering cost, expenses and discount	—	—	—	—	—	—	20,125,000	2	332,427	—	332,429
Conversion of convertible preferred stock into common stock upon initial public offering	(81,790,144)	(81,525)	(105,595,101)	(121,148)	(119,599,872)	(164,604)	33,210,876	3	367,150	—	367,153
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	43,232	—	199	—	199
Vesting of restricted common stock	—	—	—	—	—	—	7,059	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	2,031	—	2,031
Net loss	—	—	—	—	—	—	—	—	—	(17,481)	(17,481)
September 30, 2024	—	$—	—	$—	—	$—	54,409,708	$7	$709,607	$(200,059)	$509,555
See accompanying notes to unaudited condensed consolidated financial statements.

BICARA THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited, in thousands except shares)

	Common Equity		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
December 31, 2024	54,440,013	$7	$712,884	$—	$(221,016)	$491,875
Issuance of common stock upon exercise of stock options	88,962	—	477	—	—	477
Stock-based compensation	—	—	3,451	—	—	3,451
Net loss	—	—	—	—	(36,846)	(36,846)
March 31, 2025	54,528,975	$7	$716,812	$—	$(257,862)	$458,957
Issuance of common stock upon exercise of stock options	27,103	—	135	—	—	135
Stock-based compensation	—	—	3,492	—	—	3,492
Net loss	—	—	—	—	(27,388)	(27,388)
June 30, 2025	54,556,078	$7	$720,439	$—	$(285,250)	$435,196
Issuance of common stock, upon exercise of stock options	56,399	—	436	—	—	436
Stock-based compensation	—	—	3,614	—	—	3,614
Unrealized loss on investments, net of tax	—	—	—	(136)	—	(136)
Net loss	—	—	—	—	(36,330)	(36,330)
September 30, 2025	54,612,477	$7	$724,489	$(136)	$(321,580)	$402,780

See accompanying notes to unaudited condensed consolidated financial statements.

BICARA THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2025	2024
Operating activities:
Net loss	$(100,564)	$(47,038)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	10,557	4,216
Depreciation	62	41
Non-cash lease expense	598	199
Net amortization of premiums and discounts on investments	32	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	4,442	(280)
Accounts payable and accrued expenses	1,234	728
Accounts payable and accrued expenses – related party	1,331	(2,374)
Operating lease liabilities	(640)	(211)
Net cash used in operating activities	(82,948)	(44,719)

Investing activities:
Purchases of investments	(236,079)	—
Purchase of property and equipment	(42)	(31)
Proceeds from sale of property and equipment	—	62
Net cash (used in)/provided by investing activities	(236,121)	31

Financing activities:
Proceeds from issuance on common stock, net of issuance costs	—	333,479
Proceeds from exercise of options	1,031	1,527
Net cash provided by financing activities	1,031	335,006

Net (decrease)/increase in cash and cash equivalents	(318,038)	290,318
Cash and cash equivalents at beginning of period	489,711	230,440
Cash and cash equivalents at end of period	$171,673	$520,758

Supplemental disclosure of cash flow information:
Cash paid for tax	$291	$1
Non-cash investing and financing activities:
Right-of-use asset obtained in exchange for lease liability	$1,878	$—
Vesting of early exercise stock options	$17	$51
Offering costs included in accounts payable and accrued expenses	$—	$1,052
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
The Company has incurred operating losses since inception and expects such losses and negative operating cash flows to continue for the foreseeable future. As of September 30, 2025, the Company had cash, cash equivalents and investments of $407.6 million and an accumulated deficit of $321.6 million.
The Company expects that its cash, cash equivalents and investments as of September 30, 2025 of $407.6 million will be sufficient to fund the operating expenditures and capital expenditure requirements necessary to advance its research efforts

Notes to Unaudited Condensed Consolidated Financial Statements

and clinical trials for at least one year from the date of issuance of these unaudited condensed consolidated financial statements.
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
Unaudited Interim Condensed Consolidated Financial Statements
The condensed consolidated balance sheet as of September 30, 2025, condensed consolidated statements of comprehensive loss, condensed consolidated statement of stockholders' equity, and the condensed consolidated statement of redeemable convertible preferred stock and stockholders’ equity (deficit) for the three and nine months ended September 30, 2025 and 2024, and condensed consolidated cash flows for the nine months ended September 30, 2025 and 2024 and related notes to condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair statement of the Company’s condensed consolidated financial position, results of operations and cash flows for the periods presented. The condensed consolidated results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the full year or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2024 included herein was derived from the audited consolidated financial statements as of that date. As permitted under U.S. GAAP, certain notes and other information have been omitted from the interim unaudited condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s most recent Annual Report on Form 10-K for the year ended December 31, 2024 (the "Form 10-K").
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

Notes to Unaudited Condensed Consolidated Financial Statements

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
Investments
Investments consist of obligations of, and issues guaranteed by the U.S. Treasury, U.S. Agencies and U.S. Government Sponsored Enterprises.

The Company's investments are classified as available-for-sale and are carried at fair value. The Company classifies all available-for-sale securities with original maturities greater than one year from the balance sheet date as non-current assets.

Any unrealized holding gains or losses on debt securities, including their tax effect, are reported as components of Other comprehensive loss in the consolidated statement of comprehensive loss. Realized gains and losses, included in Interest and other income, net in the consolidated statement of comprehensive loss, are determined using the specific identification method for determining the cost of securities sold.

Declines in fair value below amortized cost related to credit losses (i.e., impairment due to credit losses) are included in the consolidated statement of comprehensive loss, with a corresponding allowance established. If the estimate of expected credit losses decreases in subsequent periods, the Company will reverse the credit losses through current period earnings and adjust the allowance accordingly.
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
The financial terms of these agreements are subject to negotiation, vary from contract to contract, and may result in uneven payment flows to the Company’s vendors. Billing terms and payments are reviewed by management to ensure estimates of outstanding obligations are appropriate as of period end. Tracking the progress of completion for clinical trial and contract manufacturing activities performed by third parties allows the Company to record the appropriate expense and accruals under the terms of the agreements. During the three months ended September 30, 2025 and 2024, the Company incurred $33.0 million and $15.9 million, respectively, relating to research and development expenses. During the nine months ended September 30, 2025 and 2024, the Company incurred $92.1 million and $43.7 million, respectively, relating to research and development expenses. The Company recorded accrued liabilities of $11.6 million and $9.4 million for clinical trial and contract manufacturing expenses as of September 30, 2025 and December 31, 2024, respectively.
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

Notes to Unaudited Condensed Consolidated Financial Statements

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
Net Loss Per Common Share
Net loss per common share is computed using the two-class method required due to the participating nature of the redeemable convertible preferred stock for the three and nine months ended September 30, 2024. Although the redeemable convertible preferred stock were participating securities, such securities did not participate in net losses and therefore did not impact the Company’s net loss from continuing operations per share calculation as of September 30, 2024. All outstanding shares of the redeemable convertible preferred stock were converted automatically into common stock immediately prior to the closing of the IPO on September 16, 2024.

Notes to Unaudited Condensed Consolidated Financial Statements

Basic net loss per common share is determined by dividing the net loss applicable to common shareholders by the weighted average common shares outstanding during the period. Outstanding common stock options, unvested restricted stock awards and redeemable convertible preferred shares are excluded from the calculation of diluted net loss per share when their effect would be anti-dilutive. For the three and nine months ended September 30, 2025 and 2024, the following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as they would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Options and restricted stock awards outstanding	8,013,702	7,999,713	8,228,424	7,999,713
Amounts in the table above reflect the common stock equivalents of the noted instruments.
Recent Accounting Pronouncements
The Company reviews new accounting standards as they are issued by the FASB or other standard-setting bodies. As of September 30, 2025, the Company has not identified any new standards that it believes will have a material impact on the Company’s financial statements.
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

Notes to Unaudited Condensed Consolidated Financial Statements

3.Fair Value Measurements
The following tables present information about the Company’s financial assets that have been measured at fair value as of September 30, 2025 and December 31, 2024 (in thousands):

Description	Level 1	Level 2	Level 3	September 30, 2025
Assets:
U.S. Treasury Bills	$—	$235,911	$—	$235,911
Money market funds included within Cash and cash equivalents	168,810	—	—	168,810
Total	$168,810	$235,911	$	$404,721

Description	Level 1	Level 2	Level 3	December 31, 2024
Assets:
Money market funds included within Cash and cash equivalents	$485,168	$—	$—	$485,168
Total	$485,168	$—	$—	$485,168
All U.S. Treasury Bills are disclosed as Short-term investments or Long-term investments in the condensed consolidated balance sheets. As of September 30, 2025, the Company held $118.5 million and $117.4 million in Short-term and Long-term investments, respectively.

Notes to Unaudited Condensed Consolidated Financial Statements

4.    Investments

The fair value of available-for-sale investments by type of security was as follows (in thousands):

	September 30, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Investments:
U.S. Treasury Bills	$118,527	$1	$(34)	$118,494
Total investments with original maturity of one year or less	118,527	1	(34)	118,494

U.S. Treasury Bills	117,520	19	(122)	117,417
Total investments with original maturity of one to two years	117,520	19	(122)	117,417
Total investments	$236,047	$20	$(156)	$235,911
The following table summarizes the Company's available-for-sale securities in an unrealized loss position, aggregated by type and length of time in a continuous unrealized position (in thousands):

	September 30, 2025
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investments:
U.S. Treasury Bills	$195,732	$(156)	$—	$—	$195,732	$(156)
Total	$195,732	$(156)	$—	$—	$195,732	$(156)
As summarized in the tables immediately above, the Company held nine debt securities that were in an unrealized loss position as of September 30, 2025. The unrealized losses at September 30, 2025 were attributable to changes in interest rates and do not represent credit losses. The Company does not intend to sell these securities, and it is not more likely than not that it will be required to sell them before recovery of their amortized cost basis.

Notes to Unaudited Condensed Consolidated Financial Statements

5.     Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Accrued research and development expenses	$10,330	$9,397
Accrued bonus and payroll related expenses	3,990	3,083
Accrued professional fees	546	158
Accrued other	120	237
Total	$14,986	$12,875
6.    Common Stock
The Company has 500,000,000 shares of Common Stock authorized for issuance, par value $0.0001 per share. As of September 30, 2025 and December 31, 2024, 54,612,477 and 54,444,180 shares were issued, net of share repurchased and cancellation, respectively and 54,612,477 and 54,440,013 shares, net were outstanding, respectively.
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

7.     Stock-Based Compensation
2024 Stock Option and Grant Plan
In 2024, in connection with the Company’s IPO, the board of directors adopted, and the Company’s shareholders approved the 2024 Stock Option and Grant Plan (the “2024 Plan”) under which the Company may grant equity-based incentive awards to the Company’s employees, officers, directors, consultants and other key persons of the Company and its affiliates upon whose judgment, initiative, and efforts the Company largely depends for the successful conduct of its business. Following the effectiveness of the 2024 Plan, no shares remained available for future issuance under the 2019 Stock Option and Grant Plan (as amended, the “2019 Plan”). Any other options or awards outstanding under the 2019 Plan remain outstanding and effective.
The 2024 Plan, initially allowed the Company to grant awards up to 2,453,616 shares of Common Stock, plus shares of common stock subject to awards outstanding under the 2019 Plan that are forfeited, canceled, held back upon exercise of an option or settlement of an award to cover the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without the issuance of stock or otherwise terminated (other than by exercise). Each year starting on January 1, 2025 and on each January 1 thereafter, the number of shares of stock reserved and available for issuance under the 2024 Plan shall automatically be cumulatively increased by 5% of the outstanding shares on the immediately preceding December 31 or such lesser number of shares as approved by the Company. During the nine months ended September 30, 2025, the Company registered 2,722,001 shares of Common Stock for issuance. The terms of equity award agreements, including vesting requirements, were determined by the board of directors and are subject to the provisions of the 2024 Plan. Equity awards granted to employees and non-employees generally vest over a four-year period but may be granted with different vesting terms. Certain options provide for early vesting.
Stock options granted to employees and non-employees expire no more than 10 years from the date of grant and are generally service based. The 2024 Plan allows for awards to contain performance-based vesting criteria and for such

Notes to Unaudited Condensed Consolidated Financial Statements

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
Stock options granted to employees and non-employees expire no more than 10 years from the date of grant and are generally service based. The 2019 Plan allowed awards containing performance-based vesting criteria and for such awards that were deemed probable of vesting, the Company recorded expense in the period in which such determination was made through any estimated remaining vesting period. As of the effectiveness of the 2024 Plan, the Company ceased making awards under the 2019 Plan.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Risk-free interest rate	3.8%-3.9%	3.5%-3.8%	3.8%-4.4%	3.5%-4.7%
Expected life (in years)	6.1	5.5-6.1	5.5-6.1	5.5-6.1
Volatility	92.7%-93.4%	90.9%-92.1%	90.6%-95.4%	85.9%-92.1%
Expected dividend rate	—%	—%	—%	—%
Fair value of common stock	$9.46-$11.90	$9.24-$18.00	$9.46-$14.71	$5.45-$18.00
The Company recognized total stock-based compensation expense for non-employees and employees in its statements of comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$1,384	$562	$3,684	$1,044
General and administrative	2,230	1,469	6,873	3,172
Total	$3,614	$2,031	$10,557	$4,216

Notes to Unaudited Condensed Consolidated Financial Statements

Stock Options
A summary of options award activity for non-employees and employees of the Company is as follows:

	Shares	Weighted- Average Exercise Price	Weighted Average – Remaining Contractual Life (years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding as of December 31, 2024	8,038,679	$7.02
Granted	1,349,222	11.66
Exercised	(172,464)	6.04
Canceled	(58,147)	11.59
Outstanding as of September 30, 2025	9,157,290	7.69	8.48	$75,201

Exercisable as of September 30, 2025	2,926,026	$6.40	8.05	$27,774
Exercisable and expected to vest as of September 30, 2025	9,157,290	$7.69	8.48
(1)The aggregate intrinsic values is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s common stock on September 30, 2025 for the options that were in the money. The weighted-average fair value of options granted during the nine months ended September 30, 2025 and 2024, was $11.66 and $6.99, respectively.
The Company had 6,231,264 unvested stock options outstanding as of September 30, 2025. As of September 30, 2025, total unrecognized compensation costs of $35.6 million related to unvested stock options are expected to be recognized as expense over a weighted average period of 2.8 years.

2024 Employee Stock Purchase Plan
In September 2024, the Company’s board of directors adopted, and its stockholders approved, the 2024 Employee Stock Purchase Plan (the “ESPP”), which became effective on the date immediately preceding the date on which the IPO registration statement was declared effective by the SEC. The ESPP initially reserves and authorizes the issuance of up to 507,383 shares of our common stock to participating employees. The ESPP provides that the number of shares reserved and available for issuance will automatically increase on January 1, 2025 and each January 1 thereafter through January 1, 2034, by the least of (i) 1,014,766 shares of common stock, (ii) 1% of the sum of (A) the number of shares of our common stock issued and outstanding on the immediately preceding December 31, and (B) the number of shares of common stock issuable pursuant to the exercise of any outstanding, pre-funded warrants to acquire such common stock for a nominal exercise price on the immediately preceding December 31, or (iii) such number of shares of common stock as determined by the administrator of the ESPP. The number of shares reserved under the ESPP is subject to adjustment in the event of a stock split, stock dividend, or other change in our capitalization. On January 1, 2025, there was no increase to the number of shares of common stock that may be issued under the ESPP. There has been no activity on this plan to date and no stock-based compensation expense was recognized during the nine months ended September 30, 2025.
8.     Income Taxes
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

9.     Significant Agreements – Related Parties
The Company entered into a master services agreement on December 15, 2020 (the “Master Services Agreement”) with Biocon. Pursuant to the terms of the master service agreement, Biocon provided services related to research and

Notes to Unaudited Condensed Consolidated Financial Statements

development, clinical trials, regulatory interactions and manufacturing. The Company incurred $0.1 million in expenses under the Master Services Agreement during the three and nine months ended September 30, 2025 and 2024. As of September 30, 2025 and December 31, 2024, the Company owed $0.0 million and $0.0 million, respectively, which were classified in accrued expenses-related party on the balance sheets.
On July 23, 2019, the Company entered into a manufacturing agreement with a wholly-owned subsidiary of Biocon, Biocon Biologics Limited (“BBL”) formerly Biocon Biologics India Limited, which is valid for 5 years unless earlier terminated by one of the parties. Additionally, the Company entered into a material transfer agreement on August 17, 2023, a quality agreement on October 12, 2023, a service agreement on October 18, 2023 and a manufacturing agreement on December 15, 2023 (the “BBL Agreements”). Pursuant to the terms of the BBL Agreements, BBL manufactures and supplies specified quantities of products to Bicara to be utilized in research and development and manufacturing as per purchase orders executed from time to time between the two parties. For the three months ended September 30, 2025 and 2024, the Company incurred $0.1 million and $0.3 million of research and development expenses, respectively, under the BBL Agreements. For the nine months ended September 30, 2025 and 2024, the Company incurred $0.1 million and $1.1 million of research and development expenses, respectively, under the BBL Agreements. As of September 30, 2025 and December 31, 2024, the Company owed $0.1 million and $0.0 million, respectively.
The Company additionally entered into a manufacturing agreement with a wholly-owned subsidiary of Biocon, Syngene International Limited (“Syngene”), on July 17, 2019, as amended on May 18, 2022 and on August 1, 2022, along with a master contract services agreement on July 24, 2020 (the “Syngene Agreements”). Pursuant to the terms of the Syngene Agreements, Syngene manufactures and supplies specified quantities of products to Bicara to be used in research and development as per purchase orders executed from time to time between the two parties and performs additional contract research services under the master contract services agreement. The manufacturing agreement is valid for 6 years unless earlier terminated by one of the parties, while the master contract services agreement carried a term of 2 years. For the three months ended September 30, 2025 and 2024, the Company incurred $5.7 million and $2.0 million of manufacturing and research and development expenses, respectively, under the Syngene Agreements. For the nine months ended September 30, 2025 and 2024, the Company incurred $15.2 million and $6.3 million of manufacturing and research and development expenses, respectively, under the Syngene Agreements.
As of September 30, 2025, and December 31, 2024, the Company owed Syngene $1.9 million and $0.6 million, respectively, relating to these incurred costs, of which $0.7 million and $0.6 million, respectively, were classified in accounts payable-related party and $1.2 million and $0.0 million, respectively, were classified in accrued expenses-related party on the balance sheets.
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

10.     Significant Agreements
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

Notes to Unaudited Condensed Consolidated Financial Statements

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
For the three months ended September 30, 2025 and 2024 the Company incurred $10.3 million and $3.5 million in expenses, respectively and paid $6.7 million and $3.5 million, respectively, to IQVIA. For the nine months ended September 30, 2025 and 2024 the Company incurred $26.8 million and $9.8 million in expenses, respectively and paid $24.2 million and $13.3 million, respectively, to IQVIA. As of September 30, 2025 and December 31, 2024, the Company had $1.9 million and $0.5 million classified in accounts payable, respectively, and $6.8 million and $6.0 million classified in accrued expenses and other current liabilities on the balance sheets.
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
11. Commitments and Contingencies
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

On October 22, 2024, a complaint was filed in federal district court in the District of Massachusetts by Y-Trap, Inc., or Y-Trap, naming as defendants the Company and Biocon LTD., or Biocon, captioned Y-Trap, Inc. v. Biocon LTD. and Bicara Therapeutics Inc., No. 24-cv-12678 (D. Mass.). On January 31, 2025, Y-Trap filed its operative amended complaint. The operative complaint alleges a claim against defendants for correction of inventorship of a number of patents, including patents alleged to be licensed to the Company relating to ficerafusp alfa. The complaint also alleges claims against defendants for unfair trade practices pursuant to Chapter 93A of the Massachusetts General Laws, unjust enrichment, and civil conspiracy. The operative complaint seeks, among other things, damages (including compensatory, enhanced, and punitive damages), an order correcting the inventorship of the patents at issue, costs and attorney’s fees, and other equitable and injunctive relief. On February 28, 2025, Biocon and Bicara moved to dismiss all of Y-Trap’s claims. On September 30, 2025, the court denied Bicara's motion. On October 30, 2025, Bicara answered the operative complaint.
The Company does not have contingency reserves established for any litigation liabilities as of September 30, 2025 and December 31, 2024.

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
The table below is a summary of the segment profit or loss, including significant segment expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Expenses
Clinical operations and development	$13,957	$5,339	$34,444	$15,113
Manufacturing and process development	10,967	7,107	37,888	20,046
Research and development personnel cost and other (including stock-based compensation)	6,710	2,970	17,334	6,797
Research	1,341	448	2,440	1,780
Total research and development	32,975	15,864	92,106	43,736
General and administrative personnel costs (including stock-based compensation)	5,190	3,312	14,876	8,127
Professional fees	1,586	870	4,482	2,463
Facility costs, IT, office expense and other	925	582	3,018	1,426
Total general and administrative expenses	7,701	4,764	22,376	12,016
Total operating expenses	40,676	20,628	114,482	55,752
Operating loss	(40,676)	(20,628)	(114,482)	(55,752)
Interest income	4,386	3,147	14,082	8,715
Total other income	4,386	3,147	14,082	8,715
Net income before losses	(36,290)	(17,481)	(100,400)	(47,037)
Income tax expense	(40)	—	(164)	(1)
Segment and consolidated net loss	$(36,330)	$(17,481)	$(100,564)	$(47,038)
Included within General and administrative personnel costs is depreciation expense, which is disclosed on the Statement of Cash Flows.
13. Defined Contribution Plan
The Company currently maintains a tax-qualified 401(k) retirement savings plan for our employees. All eligible employees are able to participate in the plan beginning one month after their first day of employment. Under our defined contribution plan, employees may elect to defer a percentage of their compensation per year, subject to a maximum limit prescribed by tax law, and the Company match a portion of their eligible contributions. The Company provided matching discretionary contributions under the 401(k) plan of $0.1 million and $0.1 million for the three months ended September 30, 2025 and September 30, 2024, respectively. The Company provided matching discretionary contributions under the 401(k) plan of $0.3 million and $0.1 million for the nine months ended September 30, 2025 and September 30, 2024, respectively.

Notes to Unaudited Condensed Consolidated Financial Statements

14. Leases
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

15. Subsequent Events
On October 3, 2025, the Company filed a registration statement on Form S-3 (the “Registration Statement”), with the Securities and Exchange Commission (“SEC”) covering the offering of up to $400.0 million of common stock, preferred stock, debt securities, warrants and/or units. The Registration Statement has not yet been declared effective by the SEC. Concurrent with the filing of the Registration Statement, the Company entered into a sales agreement, dated October 3, 2025, by and between the Company and TD Securities (USA) LLC, acting as sales agent, to establish an at-the-market offering program pursuant to which the Company may offer and sell shares of its common stock from time to time (the “ATM Program”). In connection with the ATM Program, the Company filed a prospectus with the Registration Statement for the offer and sale of up to $150.0 million of shares of common stock from time to time through the sales agent. To date, no shares have been sold through the ATM Program.

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
Since our inception in December 2018, we have not generated any revenue from product sales or other sources and have incurred significant operating losses and negative cash flows from our operations. Our primary uses of cash to date have been conducting research and development, advancing development of ficerafusp alfa, raising capital, building infrastructure, developing intellectual property, hiring personnel and providing general and administrative support for these operations. To date, we have funded our operations primarily through private placements of our redeemable convertible preferred stock, sale of common stock and through debt financing. As of September 30, 2025, we had raised aggregate net proceeds of $688.3 million and had cash, cash equivalents and investments of $407.6 million.
We have incurred operating losses in each year since our inception. Our net losses were $36.3 million and $17.5 million for the three months ended September 30, 2025 and 2024, respectively. Our net losses were $100.6 million and $47.0 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $321.6 million. We expect our expenses and operating losses will increase substantially as we:
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
Based upon our current operating plans, we believe that our existing cash, cash equivalents and investments will be sufficient to fund our operations into the first half of 2029. Without additional funding, we believe that we will have sufficient funds to meet our obligations within the next twelve months from the date of issuance of our condensed consolidated financial statements. We do not expect to generate any revenue from product sales unless and until we successfully complete development and obtain regulatory approval for ficerafusp alfa or future product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, until such time as we can generate significant revenue from sales of our product candidate, if ever, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. See the section titled “Liquidity and Capital Resources” below. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidate that we would otherwise prefer to develop and market ourselves.
Our Pipeline
Our current development plan for ficerafusp alfa is summarized in the following pipeline chart:

Phase 1/1b Clinical Trial Highlights
In June 2025, we presented data from our Phase 1/1b clinical trial of ficerafusp alfa 1500mg weekly in combination with pembrolizumab in patients with first line, or 1L, recurrent/metastatic, or R/M HPV-negative HNSCC with a PD-L1 combined positive score of ≥1 and with at least 24 months of follow-up at the 2025 American Society of Clinical Oncology Annual Meeting. Key highlights from the presentation include that the combination continued to demonstrate a manageable safety profile and resulted in deep and durable anti-tumor activity with improved overall survival, or OS, compared to historical benchmarks of pembrolizumab alone or in combination with chemotherapy in patients with 1L R/M HPV-negative HNSCC. Specifically, in the efficacy evaluable HPV-negative population (n=28), the confirmed objective response rate, or ORR, was 54% (15/28), of which 80% (12/15) of responders achieved a deep response (≥80% tumor shrinkage) and the median duration of response was 21.7 months. The median OS was 21.3 months and the 2-year OS rate was 46%.

Ficerafusp alfa 1500mg weekly and 750mg weekly are both currently being explored in combination with pembrolizumab in the dose optimization portion of the ongoing FORTIFI-HN01 Phase 2/3 trial. Additional data from an ongoing, open-label Phase 1/1b clinical trial of ficerafusp alfa 750mg weekly in combination with pembrolizumab in patients with 1L R/M HPV-negative HNSCC with a PD-L1 combined positive score of ≥1 will be presented at the European Society for Medical Oncology (ESMO) Asia Congress in 2025.
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
Other Income
Interest income
Interest income consists primarily of interest income earned on cash, cash equivalents and investments.
Income Taxes
The Company’s provision for income taxes is not material for the three and nine months ended September 30, 2025 and 2024.
Since our inception, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items.

Results of Operations
Comparison of the three months ended September 30, 2025 and 2024
The following table summarizes our results of operations for the three months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,
	2025	2024	Change
Operating Expenses:
Research and development—related party	$5,817	$2,310	$3,507
Research and development	27,158	13,554	13,604
General and administrative	7,701	4,764	2,937
Total operating expenses	40,676	20,628	20,048
Loss from operations	(40,676)	(20,628)	(20,048)
Other income
Interest income	4,386	3,147	1,239
Total other income	4,386	3,147	1,239
Net loss before income taxes	(36,290)	(17,481)	(18,809)
Income tax expense	(40)	—	(40)
Net loss	$(36,330)	$(17,481)	$(18,849)
Research and Development Expenses (including Research and Development—Related Party)
Research and development expenses increased by $17.1 million from $15.9 million for the three months ended September 30, 2024 to $33.0 million for the three months ended September 30, 2025.
The following table summarizes our research and development expenses for the three months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,
	2025	2024	Change
Research	$1,341	$448	$893
Manufacturing and process development	10,967	7,107	3,860
Clinical operations and development	13,957	5,339	8,618
Research and development personnel cost and other (including stock-based compensation)	6,710	2,970	3,740
Total research and development expenses	$32,975	$15,864	$17,111
The increase in research and development expenses for the three months ended September 30, 2025, compared to the three months ended September 30, 2024 was primarily due to:
•approximately $8.6 million in increased clinical operation and development cost, driven by costs associated with our pivotal Phase 2/3 clinical trial and continued patient enrollment in our Phase 1/1b dose expansion cohorts;
•approximately $3.7 million in increased personnel and other related costs including stock-based compensation, driven by an increase in the size of our workforce to support clinical operations and development, manufacturing, and research and increased professional service expenses as we continue to build out our clinical operations and development functions; and
•approximately $3.9 million in increased manufacturing cost, driven by an increase in drug substance batch manufacturing in connection with our pivotal Phase 2/3 and Phase 1/1b clinical trials.

General and Administrative Expenses
General and administrative expenses increased by $2.9 million from $4.8 million for the three months ended September 30, 2024 to $7.7 million for the three months ended September 30, 2025. The following table summarizes our general and administrative expenses for the three months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,
	2025	2024	Change
General and administrative personnel costs (including stock-based compensation)	$5,190	$3,312	$1,878
Professional fees	1,586	870	716
Facility costs, insurance, IT, office expense and other	925	582	343
Total general and administrative expenses	$7,701	$4,764	$2,937
The increase in general and administrative expenses for the three months ended September 30, 2025, compared to the three months ended September 30, 2024 was primarily due to:
•approximately $1.9 million in increased personnel related costs, including stock-based compensation, primarily driven by an increase in the size of our workforce and due to a higher number and value of stock options granted;
•approximately $0.7 million in increased professional service expenses, including legal, accounting and other expenses as we continue to build out our general and administrative functions to support advancing our clinical studies and operating a publicly traded company; and
•approximately $0.3 million in increased expenses for insurance policies entered into for directors and officers, rental expense from the additional lease entered into in the second half of 2024, rental expense from the sublease entered into in the second half of 2025 and information technology expenses.
Other Income
Interest income
Interest income for the three months ended September 30, 2025 and 2024 was $4.4 million and $3.1 million, respectively. The increase was primarily due to a significant increase in cash equivalents and investments, as a result of proceeds from the sale of common stock in our initial public offering in 2024.

Comparison of the nine months ended September 30, 2025 and 2024
The following table summarizes our results of operations for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024	Change
Operating Expenses:
Research and development—related party	$15,324	$7,400	$7,924
Research and development	76,782	36,336	40,446
General and administrative	22,376	12,016	10,360
Total operating expenses	114,482	55,752	58,730
Loss from operations	(114,482)	(55,752)	(58,730)
Other income
Interest income	14,082	8,715	5,367
Total other income	14,082	8,715	5,367
Net loss before income taxes	(100,400)	(47,037)	(53,363)
Income tax expense	(164)	(1)	(163)
Net loss	$(100,564)	$(47,038)	$(53,526)
Research and Development Expenses (including Research and Development—Related Party)
Research and development expenses increased by $48.4 million from $43.7 million for the nine months ended September 30, 2024, to $92.1 million for the nine months ended September 30, 2025.
The following table summarizes our research and development expenses for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024	Change
Research	$2,440	$1,780	$660
Manufacturing and process development	37,888	20,046	17,842
Clinical operations and development	34,444	15,113	19,331
Research and development personnel cost and other (including stock-based compensation)	17,334	6,797	10,537
Total research and development expenses	$92,106	$43,736	$48,370
The increase in research and development expenses for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024 was primarily due to:
•approximately $17.8 million in increased manufacturing cost, driven by an increase in drug substance batch manufacturing in connection with our Phase 1/1b and our pivotal Phase 2/3 clinical trial;
•approximately $19.3 million in increased clinical operation and development cost, driven by costs associated with our pivotal Phase 2/3 clinical trial and continued patient enrollment in our Phase 1/1b dose expansion cohorts; and
•approximately $10.5 million in increased personnel and other related costs including stock-based compensation, driven by an increase in the size of our workforce to support clinical operations and development, manufacturing, and research and increased professional service expenses as we continue to build out our clinical operations and development functions.

General and Administrative Expenses
General and administrative expenses increased by $10.4 million from $12.0 million for the nine months ended September 30, 2024, to $22.4 million for the nine months ended September 30, 2025. The following table summarizes our general and administrative expenses for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024	Change
General and administrative personnel costs (including stock-based compensation)	$14,876	$8,127	$6,749
Professional fees	4,482	2,463	2,019
Facility costs, insurance, IT, office expense and other	3,018	1,426	1,592
Total general and administrative expenses	$22,376	$12,016	$10,360
The increase in general and administrative expenses for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024 was primarily due to:
•approximately $6.7 million in increased personnel related costs, including stock-based compensation, primarily driven by an increase in the size of our workforce and due to a higher number and value of stock options granted;
•approximately $2.0 million in increased professional service expenses, including legal, accounting and other expenses as we continue to build out our general and administrative functions to support advancing our clinical studies and operating a publicly traded company; and
•approximately $1.6 million in increased expenses for insurance policies entered into for directors and officers, rental expense from the additional lease entered into in the second half of 2024, rental expense from the sublease entered into in the second half of 2025, and information technology expenses.
Other Income
Interest income
Interest income for the nine months ended September 30, 2025 and 2024 was $14.1 million and $8.7 million, respectively. The increase was primarily due to a significant increase in cash equivalents and investments, as a result of proceeds from the sale of common stock in our initial public offering in 2024.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception in December 2018, we have not generated any revenue from any sources and have incurred significant operating losses and negative cash flows from operations. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the clinical development of ficerafusp alfa or any future product candidates we elect to pursue. From our inception in December 2018 through September 30, 2025, we have received aggregate net proceeds of $688.3 million from the sale of our common stock in connection with the IPO and exercise of stock options, sale of our redeemable convertible preferred stock in private placements and debt financing.
On October 3, 2025, we filed a Registration Statement on Form S-3 with the SEC covering the offering of up to $400.0 million of common stock, preferred stock, debt securities, warrants and/or units. The Registration Statement has not yet been declared effective by the SEC. Concurrent with the filing of the Registration Statement, we entered into a sales agreement, dated October 3, 2025, by and between the Company and TD Securities (USA) LLC, acting as sales agent, to establish an at-the-market offering program pursuant to which we may offer and sell shares of our common stock from time to time, or the ATM Program. In connection with the ATM Program, we filed a prospectus with the Registration Statement for the offer and sale of up to $150.0 million of shares of common stock from time to time through the sales agent. To date, no shares have been sold through the ATM Program. As market conditions permit, we may offer and sell securities under the Registration Statement, including through the ATM Program, in order to fund our operations or provide additional liquidity.

Future Funding Requirements
As of September 30, 2025, we had cash, cash equivalents and investments of $407.6 million. Based upon our current operating plans, we believe that our existing cash, cash equivalents and investments will be sufficient to fund our operations into the first half of 2029. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. Additionally, the process of testing our product candidate in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain. We will need to raise substantial additional capital in the future.
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

Cash Flows
Comparison of the Nine Months Ended September 30, 2025 and 2024
The following table sets forth a summary of the net cash flow activity for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(82,948)	$(44,719)
Net cash (used in)/provided by investing activities	(236,121)	31
Net cash provided by financing activities	1,031	335,006
Net decrease in cash and cash equivalents	$(318,038)	$290,318
Operating Activities
For the nine months ended September 30, 2025, net cash used in operating activities was $82.9 million resulting from our net loss of $100.6 million, partially offset by net increases in our operating assets and liabilities of $6.4 million and by non-cash charges of $11.2 million, consisting of stock-based compensation expense, depreciation and non-cash lease expense.
For the nine months ended September 30, 2024, net cash used in operating activities was $44.7 million resulting from our net loss of $47.0 million and net decrease in our operating assets and liabilities of $2.1 million, partially offset by non-cash charges of $4.5 million. Non-cash charges consisted of stock-based compensation expense, depreciation and non-cash lease charges.
Investing Activities
Net cash used for investing activities was $236.1 million for the nine months ended September 30, 2025 and immaterial for September 30, 2024. The increase in cash used for investing activities consisted of investments made in U.S. treasury bills.
Financing Activities
Net cash provided by financing activities was $1.0 million for the nine months ended September 30, 2025, consisting primarily of proceeds from the exercise of stock options.
Net cash provided by financing activities was $335.0 million for the nine months ended September 30, 2024, consisting primarily of proceeds from the sale of common stock in our initial public offering in 2024 .
Critical Accounting Polices and Estimates
This discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which we have prepared in accordance with GAAP. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, costs and expenses, and related disclosures. During the three months ended September 30, 2025, there were no material changes to our critical accounting policies and significant judgments described under Management’s Discussion and Analysis of Critical Accounting Policies and Significant Judgments which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, or Form 10-K.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Financial Officer), to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2025. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2025.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.

We are subject to various litigation, claims and other proceedings that arise from time to time in the ordinary course of business. On October 22, 2024, a complaint was filed in federal district court in the District of Massachusetts by Y-Trap, Inc., or Y-Trap, naming as defendants us and Biocon LTD., or Biocon, captioned Y-Trap, Inc. v. Biocon LTD. and Bicara Therapeutics Inc., No. 24-cv-12678 (D. Mass.). On January 31, 2025, Y-Trap filed its operative amended complaint. The operative complaint alleges a claim against the defendants for correction of inventorship of a number of patents, including patents alleged to be licensed to us relating to ficerafusp alfa. The complaint also alleges claims against defendants for unfair trade practices pursuant to Chapter 93A of the Massachusetts General Laws, unjust enrichment, and civil conspiracy. The operative complaint seeks, among other things, damages (including compensatory, enhanced, and punitive damages), an order correcting the inventorship of the patents at issue, costs and attorney’s fees, and other equitable and injunctive relief. On February 28, 2025, we and Biocon moved to dismiss all of Y-Trap’s claims. On September 30, 2025, the court denied our motion. On October 30, 2025, we answered the operative complaint. We will continue to vigorously defend against this litigation.

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

We have no products approved for commercial sale and have not generated any revenue from product sales to date. We will continue to incur significant research and development and other expenses related to our preclinical and clinical development and ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Our net losses totaled $36.3 million and $17.5 million for the three months ended September 30, 2025 and 2024, respectively. Our net losses totaled $100.6 million and $47.0 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we have not yet generated revenues. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, ficerafusp alfa.

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
•advance any future product candidates into clinical development; seek to identify, acquire and develop additional product candidates, including through business development efforts to invest in or in-license other technologies or product candidates;
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

Developing biopharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. We expect our expenses to continue to increase in connection with our ongoing activities, particularly as we conduct clinical trials of, and seek regulatory and marketing approval for, ficerafusp alfa. Even if ficerafusp alfa or any future product candidates are approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. To date, we have funded our operations principally through our IPO and private financings and may in the future fund operations through the sale of our securities, including our ATM Program (as defined below). We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the clinical and preclinical development of ficerafusp alfa, continue to develop and deploy our bifunctional approach, commence additional preclinical studies and clinical trials, and continue to identify and develop additional product candidates either through internal development or through acquisitions or in-licensing product candidates.

As of September 30, 2025, we had $407.6 million of cash, cash equivalents and investments. Based upon our current operating plan, we believe that our existing cash, cash equivalents and investments will enable us to fund our operating expenses and capital expenditure requirements through at least the next 12 months. In addition, based upon our current operating plan, we believe that our existing cash, cash equivalents and investments will enable us to fund our operating expenses and capital expenditure requirements into the first half of 2029. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We may also raise additional financing on an opportunistic basis in the future. For example, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop ficerafusp alfa. Our future capital requirements will depend on many factors, including but not limited to:

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations with our existing cash, cash equivalents and investments, the net proceeds from our IPO, short-term investments, or any future equity or debt financings and upfront and milestone and royalties payments, if any, received under any future licenses or collaborations. In the future, if we raise additional capital through the sale of equity or convertible debt securities or issue any equity or convertible debt securities in connection with a collaboration agreement or other contractual arrangement, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a holder of our common stock. In addition, the possibility of such issuance may cause the market price of our common stock to decline. In October 2025, we filed a Registration Statement pursuant to which we may issue up to $400.0 million in shares of our common stock, preferred stock, debt securities, warrants and/or units. Concurrent with the filing of the Registration Statement, we entered into a common stock sales agreement, dated October 3, 2025, by and between the Company and TD Securities (USA) LLC, acting as the sales agent, to establish an at-the-market offering program pursuant to which we may offer and sell shares of our common stock from time to time, or the ATM Program. In connection with the ATM Program, we also filed a prospectus with the Registration Statement for the offer and sale of up to $150.0 million of shares of common stock from time to time through the sales agents, or the ATM Prospectus. As market conditions permit, we may offer and sell securities under the Registration Statement, including through the ATM Program, which may cause dilution to our stockholders or impact the market price of our common stock.

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

We maintain the majority of our cash, cash equivalents in accounts with major U.S. and multi-national financial institutions, and our deposits at certain of these institutions exceed insured limits. Market conditions and changes in financial regulations and policies can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash, cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position. In addition, changes in regulations governing financial institutions are beyond our control and difficult to predict; consequently, the impact of such changes on our business and results of operations is difficult to predict and may have an adverse effect on us.

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

There are a large number of companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies. In addition, numerous compounds are in clinical development for cancer treatment. Many of these companies are well-capitalized and have significant clinical experience. More specifically, we expect to compete with commercially available therapies for the treatment of head and neck squamous cell carcinoma, or HNSCC, including pembrolizumab (marketed as Keytruda by Merck & Co); the combination of pembrolizumab, platinum chemotherapy and 5-fluorouracil; and the combination of cetuximab (marketed as Erbitux by Eli Lilly in the US and by Merck KGaA outside of the US), platinum chemotherapy and 5-fluorouracil. In addition, there are numerous companies that are developing new treatments for HNSCC, including Merck & Co, Pfizer Inc., Astellas Pharma, Inc., Johnson & Johnson, Merus N.V., Iovance Biotherapeutics, Inc., Incyte Corporation, Kura Oncology, Inc. and ALX Oncology Holdings, Inc.

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
Likewise, recent state legislative developments in the United States have introduced emerging compliance risks for companies that develop or deploy AI technologies, which will impose novel requirements on AI developers and users. These state-level initiatives reflect a growing trend toward AI regulation in the absence of federal legislation. As a result, we may face a fragmented and evolving compliance landscape that could increase operational complexity, regulatory scrutiny, and legal exposure associated with our use or development of AI technologies. In addition, various federal regulators have issued guidance and focused enforcement efforts on the use of AI in regulated sectors. The FDA, for example, has issued guidance on the use of AI in regulatory decision-making in the development of drugs and guidance on the use of AI in medical devices, requiring detailed risk management and review processes to obtain approvals. The rapid evolution of AI will require the application of significant resources to design, develop, test and maintain our products and services to help ensure that AI is implemented in accordance with applicable law and regulation and in a socially responsible manner and to minimize any real or perceived unintended harmful impacts. Our vendors may in turn incorporate AI tools into their own offerings, and the providers of these AI tools may not meet existing or rapidly evolving regulatory or industry standards, including with respect to privacy and data security. Further, bad actors around the world use increasingly sophisticated methods, including the use of AI, to engage in illegal activities involving the theft and misuse of personal information, confidential information and intellectual property. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations, and adversely impact our business.

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

We have engaged and may continue to engage third parties to develop, companion diagnostics for our product candidates. At least in some cases, the FDA and similar regulatory authorities outside the United States may request or require the development and regulatory approval of a companion diagnostic as a condition to approving one or more of our product candidates. Companion diagnostics are subject to regulation by the FDA and comparable foreign regulatory authorities as medical devices and require separate clearance or approval prior to their commercialization. We do not have experience or capabilities in developing or commercializing diagnostics and are relying, and in the future plan to continue to rely, in large part on third parties to perform these functions.

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

We currently rely on and engage third-party manufacturers to provide all of the drug substance and the final drug product formulation of all of our product candidates that are being used in our clinical trials and preclinical studies. Although we believe that there are several potential alternative manufacturers who could manufacture our product candidates, we primarily rely on WuXi Biologics (Hong Kong) Limited, or WuXi Bio, for the production of product necessary to complete our ongoing clinical trials. If a replacement manufacturer became necessary in the future, we may incur added costs and delays in identifying and qualifying another manufacturer. We currently do not have any long-term supply agreements in place, though we intend to enter into such agreements as well as evaluate additional product manufacturing sources in the future. As a result of our dependence on ex-U.S. suppliers, we are subject to risks associated with doing business abroad, including:
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

Congress has previously considered legislation that would have the effect of restricting the ability of biopharmaceutical companies that enter into contracts with or receive funding from U.S. federal agencies from purchasing services or equipment from certain Chinese biotechnology companies. Draft versions of the National Defense Authorization Act of 2026 have included provisions that would have a similar effect. We do anticipate continued scrutiny on relationships with Chinese biotechnology companies, which could adversely impact our Chinese biotech business partners’ operations or financial position, which, in turn, could impact its and ability to supply us with product in the future. We may also face additional manufacturing and supply-chain risks due to the evolving regulatory and legal requirements in China, or due to the deterioration of the geo-political relationship between China and the U.S., including but not limited to potential sanctions imposed by the U.S. government on Chinese biotech partners, or other companies in China on whom we might rely, or any of the other countries in which our products are manufactured or marketed.

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

Currently, federal agencies in the U.S. are operating under a federal government shutdown due to expiration of the continuing resolution on September 30, 2025. The duration of the current government shutdown is unknown. Without the appropriation of adequate funding to federal agencies, our business operations related to our product development activities for the U.S. market could be impacted. For example, a prolonged government shutdown could significantly impact the ability of the FDA to timely review and process our regulatory submissions, the National Institutes of Health, or NIH, to conduct research or provide grants, or other agencies to slow their work, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations. In addition, the current administration is seeking to reduce the NIH budget for funding of medical research, which could decrease the ability of facilities that rely on NIH funding to enroll and conduct clinical trials or increase the costs to us of conducting clinical trials.

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

For example, we have received a breakthrough therapy designation for ficerafusp alfa in combination with pembrolizumab for the first line (1L) treatment of patients with metastatic or with unresectable, recurrent (R/M) head and neck squamous cell carcinoma (HNSCC) whose tumors express programmed death-ligand 1 with combined positive score (CPS) ≥1, excluding human papillomavirus (HPV)-positive oropharyngeal squamous cell carcinoma, and we may seek breakthrough therapy designation for ficerafusp alfa for additional uses or for some of our potential product candidates in the future. A breakthrough therapy is defined as a therapy that is intended, alone or in combination with one or more other therapies, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the therapy may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For therapies that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Therapies designated as breakthrough therapies by the FDA may also be eligible for accelerated approval. Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe one of our potential product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a breakthrough therapy designation for a product candidate may not result in a faster development process, review or approval compared to therapies considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our potential product candidates qualify as breakthrough therapies, the FDA may later decide that such product candidates no longer meet the conditions for qualification.

In addition, we may seek fast-track designation for some of our potential product candidates. If a therapy is intended for the treatment of a serious or life-threatening condition and the therapy nonclinical or clinical data demonstrates the potential to address unmet medical needs for this condition, the therapy sponsor may apply for fast-track designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, there can be no assurance that the FDA would decide to grant it. Even if we do receive fast track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures, and receiving a fast-track designation does not provide assurance of ultimate FDA approval. In addition, the FDA may withdraw fast-track designation if it believes that the designation is no longer supported by data from our clinical development program.

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
We may be subject to regulation under international, federal, state, and local laws and regulations relating to the protection of research subjects. Federally funded human-subject research in the U.S., including the collection of identifiable human biospecimens, is governed by 45 CFR Part 46, also known as the Health and Human Services Policy for Protection of Human Research Subjects or the “Common Rule.” Use of biospecimens in certain other research is subject to FDA regulations for the Protection of Human Subjects and Institutional Review Boards at 21 CFR Parts 50 and 56. Research funded by the NIH, may be subject to grant or contract requirements, as well as NIH Certificates of Confidentiality. When collecting specimens for research in the U.S., our company and its collection sites are responsible for ensuring that specimens are collected in accordance with these regulations. In addition, other countries have their own regulations around the ethical collection of human specimens for research. While we believe that we are in compliance with these laws, we may not be aware of all such laws or may fail to properly audit and identify gaps in compliance. Similarly, we may find errors in our product candidates and processes and may fail to properly match the compliance requirements of our researchers to the compliance requirements of our suppliers. Failure of our company or our suppliers to comply with international, federal, state, and local laws and regulations could subject us to denial of the right to conduct business, fines, criminal penalties, and/or other enforcement actions which could have a material adverse effect on our business.

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
Based on the beneficial ownership of our common stock as of September 30, 2025, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially own a significant percentage of our common stock. These stockholders, if acting together, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, amendment of our organizational documents, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. In addition, certain of our principal stockholders, including Biocon Ltd., RA Capital and TPG LSA, are affiliated with members of our board of directors. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.
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

We expect to issue additional capital stock in the future, including potentially through our ATM Program, that will result in dilution to all other stockholders. We expect to grant equity awards to employees, directors and consultants under our stock incentive plans. We may also raise capital through equity financings in the future. As part of our business strategy, we may acquire or make investments in complementary companies, products or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our common stock to decline.

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

Our business could be adversely affected by unstable economic and political conditions within the United States and foreign jurisdictions, including as a result of an economic downturn and geopolitical events, such as changes in U.S. federal policy that affect the geopolitical landscape. Changes to policy implemented by the U.S. Congress, the current administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. In early 2025, the United States imposed tariffs on imports on its trading partners, including Canada, Mexico, the EU and China. Historically, tariffs have led to increased trade and political tensions, between not only the U.S. and China, but also between the U.S. and other countries in the international community. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Additionally, in September 2025, the current administration also announced a 100% tariff on brand-name or patented drugs unless pharmaceutical companies expand their manufacturing operations in the U.S. Although the pharmaceutical tariff is currently on hold, this could have a material adverse effect on our supply chain and business prospects as well as the larger biopharmaceutical industry. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations.

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
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
During the quarter ended September 30, 2025, none of our directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408 of Regulation S-K.

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

Bicara Therapeutics Inc.

Date: November 10, 2025	By:	/s/ Claire Mazumdar
Claire Mazumdar
Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2025	By:	/s/ Ivan Hyep
Ivan Hyep
Chief Financial Officer
(Principal Financial and Accounting Officer)