Form 10-K
period 2025-12-31
Bicara Therapeutics Inc.
filed 2026-03-30
CIK 2023658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-K
___________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
Commission file number 001-42271
_________________________
Bicara Therapeutics Inc.
(Exact name of registrant as specified in its charter)
_________________________

Delaware	83-2903745
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

116 Huntington Ave, Suite 703 Boston, Massachusetts	02116
(Address of Principal Executive Offices)	(Zip Code)
(617) 468-4219
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001	BCAX	Nasdaq Global Market

Securities registered pursuant to section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☒ No ☐
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
Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates computed by reference to the closing price, as reported by the Nasdaq Global Market, at which the common equity was last sold as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $376.7 million. For purposes of this calculation, the registrant has excluded the market value of all shares of its common stock reported as beneficially owned by the executive officers, directors and other affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The registrant has no non-voting common stock.

As of March 24, 2026, the registrant had 65,467,187 shares of common stock, $0.0001 par value per share outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference portions of the registrant’s Definitive Proxy Statement for its 2026 Annual Meeting of Shareholders, which the registrant anticipates will be filed with the Securities and Exchange Commission no later than 120 days after the end of its 2025 fiscal year pursuant to Regulation 14A.

SUMMARY OF THE MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS

We are subject to numerous risks and uncertainties, including those further described below in the section titled “Risk Factors” in this Annual Report on Form 10-K, that represent challenges that we face in connection with the successful implementation of our strategy and the growth of our business. In particular, the following considerations, among others, may offset our competitive strengths or have a negative effect on our business strategy, which could materially adversely affect our business, financial conditions, results of operations, future growth prospects, or cause a decline in the price of our common stock:

•We are a clinical-stage biopharmaceutical company with a limited operating history, which may make it difficult to evaluate our current business and predict our future success and viability. We have incurred significant financial losses since our inception and anticipate that we will continue to incur significant financial losses for the foreseeable future.

•If we are unable to raise capital when needed, or on acceptable terms, we may be unable to complete the development and commercialization of ficerafusp alfa or any future product candidates.

•Our business is highly dependent on the success of ficerafusp alfa. If we are unable to successfully complete clinical development, obtain regulatory approval for or commercialize ficerafusp alfa, or if we experience delays in doing so, our business will be materially harmed.

•We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.

•Our business is dependent on our ability to advance ficerafusp alfa and future product candidates through clinical trials, obtain marketing approval and ultimately commercialize them.

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

•Our ability to compete may decline if we do not adequately protect our proprietary rights.

•Unfavorable global economic and geopolitical conditions could adversely affect our business, financial condition, stock price and results of operations.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or Form 10-K, contains express or implied forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements in this Form 10-K include, but are not limited to, statements about:

•the timing, progress, results and cost of our development activities for ficerafusp alfa, including the FORTIFI-HN01 Phase 2/3 pivotal trial, and the expansion cohorts of our Phase 1/1b trial, as well as our research and development programs and any current and future preclinical and clinical studies;

•the ability and the potential to secure pembrolizumab for our clinical trials and successfully manufacture our drug substances and ficerafusp alfa for preclinical use, for clinical trials and on a larger scale for commercial use, if approved;

•our expectations for the potential safety, efficacy and therapeutic effects of ficerafusp alfa, and the ability of our clinical trials to demonstrate such results;

•our ability to develop ficerafusp alfa with a loading and every-three-week maintenance schedule and the timing of potential regulatory alignment;

•the timing, scope and likelihood of regulatory filings and approvals for ficerafusp alfa and future product candidates;

•our ability to initiate, recruit and enroll patients in and conduct and successfully complete our clinical trials at the pace that we project;

•our ability to maintain and further develop the specific shipping, storage, handling and administration of ficerafusp alfa at the clinical sites;

•the ability and willingness of our third-party strategic collaborators to continue research and development activities relating to our development candidates and ficerafusp alfa;

•our ability to obtain funding to continue development and commercialization of ficerafusp alfa;

•our ability to obtain and maintain regulatory approval of ficerafusp alfa;

•our ability to commercialize ficerafusp alfa, if approved;

•the potential pricing and reimbursement of ficerafusp alfa, if approved;

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

•estimates of our future expenses, revenues and capital requirements, our needs for additional financing and ability to raise capital, including under our “at-the-market” offering program;

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

•the success of competing therapies that are or may become available and ficerafusp alfa’s differentiation from competitors;

•our ability to attract and retain key personnel;

•the impact of laws and regulations;

•developments relating to our competitors and our industry; and

•other risks and uncertainties, including those listed under the caption “Risk Factors.”

In some cases, forward-looking statements can be identified by terminology such as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the section titled “Risk Factors” and elsewhere in this Form 10-K. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Form 10-K and the documents that we reference in this Form 10-K and have filed with the Securities and Exchange Commission, or the SEC, as exhibits hereto completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.

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

This Form 10-K also contains estimates, projections and other information concerning our industry, our business and the markets for our product candidates. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances that are assumed in this information. Unless otherwise expressly stated, we obtained this industry, business, market, and other data from our own internal estimates and research as well as from reports, research surveys, studies, and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources. While we are not aware of any misstatements regarding any third-party information presented in this Form 10-K, their estimates, in particular as they relate to projections, involve numerous assumptions, are subject to risks and uncertainties and are subject to change based on various factors, including those discussed under the section titled “Risk Factors” and elsewhere in this Form 10-K.

NOTE REGARDING TRADEMARKS

Bicara Therapeutics Inc. is the owner of the Bicara trademark, as well as certain other registered trademarks, trademark applications and unregistered trademarks and service marks, including design versions of some of these trademarks. The symbols ™ and ® are not used in connection with the presentation of these trademarks in this report and their absence does not indicate a lack of trademark rights. Certain other trademarks used in this report are the property of third-party trademark owners and may be presented with or without trademark references.

All brand names or trademarks appearing in this report are the property of their respective owners. Unless the context requires otherwise, references in this report to “Bicara,” the “Company,” “we,” “us” and “our” refer to Bicara Therapeutics Inc. and its subsidiary.

PART I

Item 1. Business

Overview

We are a clinical-stage biopharmaceutical company committed to bringing transformative bifunctional therapies to patients with solid tumors. We have built a platform designed to facilitate the development of bifunctional therapies that precisely target the tumor and deliver a tumor-modulating payload to the tumor site. This dual-targeting approach both enhances drug exposure within the tumor microenvironment, or TME, and limits systemic toxicity. This approach was deployed in the development of our lead program ficerafusp alfa, formerly BCA101, a bifunctional epidermal growth factor receptor-, or EGFR, directed monoclonal antibody bound to a human transforming growth factor beta, or TGF-β, ligand trap.

By combining these two clinically validated targets, ficerafusp alfa has the potential to exert potent anti-tumor activity by simultaneously blocking both cancer cell-intrinsic EGFR survival and proliferation, as well as the immunosuppressive TGF-β signaling within the TME. Ficerafusp alfa directs the TGF-β inhibitor into the immediate TME through the binding of EGFR on tumor cells, which we believe will drive the tumor penetration of immune cells that lead to deep and durable responses and an increase in overall survival, or OS.

We believe ficerafusp alfa has the potential to provide meaningful clinical benefit in solid tumors that are challenged by inadequate tumor penetration and where there is a strong biologic rationale for the dual inhibition of both EGFR and TGF-β, such as head and neck cancers and other squamous cell carcinomas which typically overexpress EGFR and TGF-β pathways. We are focusing our efforts and resources on the continued development of ficerafusp alfa in those tumor types for which there is strong biologic rationale and remaining unmet need for enhanced tumor penetration.

Ficerafusp alfa is currently being studied in head and neck squamous cell carcinoma, or HNSCC. Our global, double-blind, Phase 2/3 FORTIFI-HN01 pivotal trial evaluating 1500mg dosed once weekly, or QW, of ficerafusp alfa in combination with pembrolizumab in first-line, or 1L, recurrent/metastatic, or R/M, human papillomavirus infection, or HPV, -negative HNSCC, whose tumors express programmed death-ligand 1 with combined positive score, or CPS, of ≥1, is ongoing. We expect to be substantially enrolled by the end of 2026 to enable an interim analysis in mid-2027. We believe the trial can support an accelerated approval on the basis of overall response rate, or ORR, six-month durability, and qualitative OS. Additional Phase 1b expansion cohorts of 1500mg QW of ficerafusp alfa in combination with pembrolizumab in HNSCC are ongoing, including a cohort evaluating 1L R/M HPV-negative patients with CPS<1, and HPV-positive heavy smokers.

Our current development plan for ficerafusp alfa is summarized in the following pipeline chart:

Our goal is to build a fully integrated, commercial-stage biopharmaceutical company that develops important therapies for people living with cancer, starting with ficerafusp alfa.

Ficerafusp alfa: a bifunctional EGFR-directed antibody combined with a TGF-β ligand trap that enhances tumor penetration to drive deep and durable responses

Ficerafusp alfa is a bifunctional antibody that combines the well-established biologies of two targets—the anti-EGFR antibody, cetuximab, fused to the extracellular domain of TGF-β receptor 2. Ficerafusp alfa was designed to use EGFR-binding to deliver potent anti-TGF-β therapy directly to EGFR-expressing tumors, potentially removing TGF-β and neutralizing its signaling activity using a strategy known as a “ligand trap.” We believe that localized TGF-β inhibition within the TME has the potential to increase its anti-tumor efficacy and durability, by remodeling the immunosuppressive and immune-excluded TME to enable the penetration of cytotoxic immune cells that drive deep and durable responses. We have shown both in vitro and in vivo that ficerafusp alfa performs as expected, by binding to both targets, localizing to the tumor, inhibiting tumor growth and suppressing TGF-β levels within tumors. We also deliberately chose EGFR as the tumor-targeting antigen for a TGF-β ligand trap given the potential synergistic mechanisms of TGF-β blockade and EGFR signaling inhibition.

The established role of EGFR and TGF-β in squamous cell carcinomas and other solid tumors

Targeting EGFR in squamous cell carcinomas and other solid tumors

EGFR is a cell-surface tyrosine kinase growth factor receptor that is involved in many tumor-promoting pathways. Activation of EGFR pathways leads to cell cycle progression, reduction in cell death, blood vessel formation and a metastatic phenotype. EGFR overexpression has been linked to several cancers of squamous cell origin, including HNSCC, cutaneous squamous cell carcinoma, or CSCC, anal squamous cell carcinoma, or SCAC, and colorectal cancer. Several of these cancer types show EGFR expression in tumors to be greater than 50%, with greater than 90% expression in HNSCC. EGFR overexpression in tumors has been shown to correlate with poor prognosis and resistance to therapy. For this reason, the development of therapies targeting EGFR has been a long-standing focus in cancer drug development.

EGFR-directed monoclonal antibodies, such as cetuximab, drive anti-tumor responses both through inhibiting EGFR signaling and through antibody-dependent cellular cytotoxicity, or ADCC. ADCC-mediated cell killing occurs when natural killer, or NK, cells recognize and bind to antibodies containing an IgG1 Fc domain, which are bound to their respective tumor cell surface antigens. Cetuximab is approved in HNSCC and colorectal cancer, two tumor types where EGFR overexpression is at its highest and has also shown the highest anti-tumor efficacy. The durability of EGFR-targeted therapies has been limited by acquired resistance mechanisms.

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

Ficerafusp alfa is differentiated from previous and existing approaches to targeting EGFR and TGF-β:

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

•Ficerafusp alfa synergizes with anti-PD-1 therapies. Targeting TGF-β directly in the TME may relieve immune cell suppression and exclusion to thereby enable tumor penetration of immune cells and enhance both the immune response as well as the activity of anti-PD-1 therapies.

Ficerafusp alfa was designed to enable tumor penetration by breaking barriers in the TME to drive deep and durable responses

Inadequate tumor penetration has challenged the treatment of many solid tumor cancers, including HPV-negative R/M HNSCC in which overall response rates to standard of care pembrolizumab remain at only approximately 19%. Ficerafusp alfa was designed to enable tumor penetration by breaking barriers in the TME via localized TGF-β inhibition, as shown in the figure below. Specifically, ficerafusp alfa reverses the fibrotic and immune-excluded tumor microenvironment driven by TGF-β signaling to enable tumor penetration that drives deep and durable responses.

Ficerafusp alfa
TGF-ß
T-CELL
TRAPPING TGF-ß
TARGETING EGFR
CANCER CELL

Clinical development of ficerafusp alfa

Our initial focus for the clinical development of ficerafusp alfa is HNSCC, in which there is strong biologic rationale for our dual inhibition approach.

Establishing early proof-of-concept with Phase 1/1b trial

We have conducted an open-label Phase 1/1b trial in patients with EGFR-driven solid tumors. This trial had the goal of establishing safety and tolerability, as well as the recommended dose for expansion for both ficerafusp alfa monotherapy and ficerafusp alfa in combination with pembrolizumab across various tumor types.

A total of 46 patients with EGFR-driven advanced solid tumors were given increasing doses of ficerafusp alfa in monotherapy. The first dose tested was 64mg weekly increasing to 1500mg weekly using a “3+3” dose escalation trial design. In addition, 15 patients with late-line R/M HNSCC and squamous cancer of the anal canal were dosed with ficerafusp alfa in combination with pembrolizumab. The lowest dose tested in combination with pembrolizumab was 240mg of ficerafusp alfa weekly. Across both monotherapy and in combination, a maximum tolerated dose was not reached.

An initial recommended dose of 1500mg weekly is being assessed across multiple dose expansion cohorts. This ongoing Phase 1/1b trial allows us to conduct early signal-finding and establish proof-of-concept across solid tumors for which there is strong biologic rationale to believe that ficerafusp alfa may improve clinical outcomes over standard of care.

Following the biology to pursue development in 1L R/M HPV-negative HNSCC

R/M HPV-negative HNSCC background

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

Phase 1b expansion cohorts

We have completed three Phase 1b expansion cohorts to evaluate ficerafusp alfa in combination with pembrolizumab in 1L R/M HNSCC across three doses and two dose regimens. The first two expansion cohorts evaluate ficerafusp alfa at two different doses—1500mg QW and 750mg QW—in combination with pembrolizumab. The purpose of these two expansion cohorts was to inform dose selection for our pivotal study, consistent with the objectives of the FDA’s Project Optimus. Project Optimus is an initiative by the FDA’s Oncology Center for Excellence to reform the dose optimization and dose selection paradigm in oncology drug development to emphasize selection of an optimal dose, which is a dose or doses that maximizes not only the efficacy of a drug, but safety and tolerability as well. In January 2026, we announced that we selected 1500mg QW of ficerafusp alfa in combination with pembrolizumab as the optimal dose for Phase 3 portion of the FORTIFI-HN01 pivotal trial. In February 2026, the transition to the Phase 3 portion of the trial was completed. Phase 1b data across both doses, which were used to support dose selection, are summarized below.

An additional expansion cohort evaluating 2000mg every other week, or Q2W, of ficerafusp alfa in combination with pembrolizumab has also been completed. The purpose of this expansion cohort was to further support the pharmacokinetic and pharmacodynamic profile of ficerafusp alfa, particularly its eight-day half-life, and the development of a less frequent dose regimen. Data from the 2000mg Q2W expansion cohort were presented at the 2026 Multidisciplinary Head and Neck Cancers Symposium, or MHNCS, in February 2026 and are summarized below. In conjunction with the presentation of those data, we announced plans to develop ficerafusp alfa with a loading and every-three-week maintenance schedule and aim to achieve regulatory alignment to enable data generation by potential U.S. approval. The ongoing FORTIFI-HN01 pivotal trial continues to enroll patients globally to be treated with 1500mg QW of ficerafusp alfa in combination with pembrolizumab.

1500mg QW of ficerafusp alfa in combination with pembrolizumab

Data from our Phase 1/1b dose expansion cohort evaluating 1500mg of ficerafusp alfa in combination with pembrolizumab in efficacy-evaluable 1L R/M HNSCC patients with a CPS of ≥1 were first presented in an oral presentation at the American Society of Clinical Oncology, or ASCO, Annual Meeting in June 2023. Ficerafusp alfa demonstrated a meaningful 54% (21/39) ORR across both HPV-negative and HPV-positive R/M HNSCC. We also observed a markedly higher ORR of 64% (18/28) in the HPV-negative subset. This ORR result is consistent with the HPV-negative subset having elevated levels of EGFR and TGF-β where we believe ficerafusp alfa has potential to achieve differentiated clinical outcomes.

In June 2025, we presented data from our Phase 1/1b clinical trial of ficerafusp alfa 1500mg QW in combination with pembrolizumab in patients with 1L R/M HPV-negative HNSCC with a PD-L1 CPS of ≥1 and with at least 24 months of follow-up at the 2025 ASCO Annual Meeting. Key highlights from the presentation include that the combination continued to demonstrate a manageable safety profile and resulted in deep and durable anti-tumor activity with improved OS compared to historical benchmarks of pembrolizumab alone or in combination with chemotherapy in patients with 1L R/M HPV-negative HNSCC. Specifically, in the efficacy evaluable HPV-negative population (n=28), the confirmed ORR was 54% (15/28), the complete response, or CR, rate was 21% (6/28), and 80% (12/15) of responders achieved a deep response (≥80% tumor shrinkage). The median time to response was 1.4 months, and the median duration of response, or mDOR, was 21.7 months. The median OS was 21.3 months, and the 2-year OS rate was 46%.

Based on historical published data. No head-to-head studies have been conducted, and cross-trial comparisons may not be reliable due to differences in molecule composition, trial design, and patient population and characteristics. *HPV-negative R/M HNSCC patients only (CPS ≥ 1). 1. Burtness, Barbara, et al. The Lancet 394.10212 (2019): 1915-1928. 2. Vasiliadou, Ifigenia, et al. International Journal of Cancer 155.5 (2024): 883-893. 3. Black, Christopher M., et al. Frontiers in Oncology 13 (2023): 1160144. 4. Data snapshot: March 20, 2025. Chung CH, et al. J Clin Oncol. 2025;43(16 suppl):6017.

In total, ficerafusp alfa 1500mg QW in combination with pembrolizumab has demonstrated a two-to-three-fold increase in median OS as compared to both pembrolizumab monotherapy or pembrolizumab in combination with chemotherapy, which in total represent current standard of care for HPV-negative HNSCC patients.

750mg QW of ficerafusp alfa in combination with pembrolizumab

In December 2025, we presented preliminary data from our Phase 1/1b clinical trial of ficerafusp alfa 750mg QW in combination with pembrolizumab had durable responses in patients with 1L R/M HPV-negative HNSCC with a PD-L1 CPS of ≥1 and at the 2025 European Society for Medical Oncology, or ESMO, Asia Congress. The combination continued to demonstrate a manageable safety profile with a confirmed ORR of 57% (17/30), a CR rate of 10% (3/30), and 29% (5/17) of responders achieved a deep response (≥80% tumor shrinkage). The median time to response was 1.6 months.

Based on historical published data. No head-to-head studies have been conducted, and cross-trial comparisons may not be reliable due to differences in molecule composition, trial design, and patient population and characteristics. 1. Data snapshot: July 9, 2025, Kaczmar, JM, et al. Ann Oncol. 2025;36(Suppl 4):667O. 2. Data snapshot: March 20, 2025. Chung CH, et al. J Clin Oncol. 2025;43(16 suppl):6017. 3. Burtness B. et al. Lancet. 2019;394:1915–28. ND, not disclosed.

In conjunction with the 2025 ESMO Asia Congress, we hosted a corporate call which included new biomarker data demonstrating that that 1500mg of ficerafusp alfa yielded a greater increase in TGF-β inhibition within the tumor microenvironment and greater immune activation, compared to 750mg of ficerafusp alfa. The increased TGF-β inhibition in the tumor translated to greater depth of clinical responses at 24 weeks. At 24 weeks, the median depth of response was 82% at the 1500mg dose compared to 63% at the 750mg dose, and 64% of responders at 1500mg achieved a deep response, compared to 27% of responders at the 750mg dose.

The totality of the data suggests that a higher dose of ficerafusp alfa with greater TGF-β inhibition and immune activation drives deeper tumor responses that translate to more durable outcomes for patients. These data supported the selection of 1500mg QW of ficerafusp alfa as the optimal dose to advance into the Phase 3 portion of our FORTIFI-HN01 pivotal trial.

2000mg Q2W of ficerafusp alfa in combination with pembrolizumab

In February 2026, we presented preliminary safety and efficacy data from the Phase 1b expansion cohort evaluating 2000mg Q2W of ficerafusp alfa in combination with pembrolizumab in 1L HPV-negative R/M HNSCC. The Phase 1b expansion cohort data demonstrated that 2000mg Q2W of ficerafusp alfa in combination with pembrolizumab was generally well-tolerated, with a safety profile consistent with the known safety profile of ficerafusp alfa plus pembrolizumab in R/M HNSCC. 2000mg Q2W of ficerafusp alfa demonstrated a 48% confirmed ORR, with 26% of patients achieving a CR, and 77% of responders demonstrating deep responses of at least 80% tumor shrinkage. Preliminary efficacy data demonstrated enhanced durability and additional outcomes data continue to mature.

Updated biomarker results demonstrated that 2000mg Q2W maintains TGF-β inhibition and immune activation while delivering deep responses, consistent with the differentiated clinical profile established by 1500mg QW of ficerafusp alfa. The growing body of pharmacokinetic, translational and clinical data and exposure-response modeling supports development of a less frequent dose regimen that is designed to optimize efficacy, safety and convenience without compromising the depth nor durability of response that are characteristic of ficerafusp alfa’s differentiated clinical profile.

We plan to develop ficerafusp alfa with a loading and every-three-week maintenance schedule and aim to achieve regulatory alignment to enable data generation by potential U.S. approval.

Ficerafusp alfa has demonstrated a generally well-tolerated safety profile

Ficerafusp alfa has demonstrated a generally well-tolerated safety profile in this Phase 1/1b trial in combination with pembrolizumab. No treatment-related deaths have been observed. Across approximately 90 1L R/M HPV-negative HNSCC patients dosed with 1500mg QW, 750mg QW, or 2000mg Q2W of ficerafusp alfa in combination with pembrolizumab, the most frequent adverse event suspected to be related to treatment with ficerafusp alfa was acneiform rash, which is an adverse event that is also observed in approximately 80% of HNSCC patients treated with cetuximab. It is mechanistically related to anti-EGFR activity and is typically well mitigated by treating physicians with the use of steroids and other topicals. Nearly all hypothesized TGF-β-related adverse events were transient grade 1 or 2 local mucosal bleeds or epistaxis. Ficerafusp alfa was specifically designed to spare the TGF-β2 isoform and avoid historical TGF-β-related toxicity.

FORTIFI-HN01: Phase 2/3 pivotal trial in 1L R/M HNSCC

As a result of our discussions with the FDA, we believe that ficerafusp alfa has a path to accelerated approval using an ORR-based interim endpoint with confirmatory approval based on an OS endpoint. We have designed a double-blinded, placebo-controlled FORTIFI-HN01 Phase 2/3 pivotal trial of ficerafusp alfa in combination with pembrolizumab as a first-line therapy in R/M HPV-negative HNSCC.

As seen below, this registrational trial is designed with a dose selection run-in consistent with the objectives of the FDA’s Project Optimus. The Phase 2 portion of the FORTIFI-HN01 trial was a dose optimization run-in that randomized patients 1:1:1 to receive either 1500mg QW of ficerafusp alfa in combination with pembrolizumab, 750mg QW of ficerafusp alfa in combination with pembrolizumab, or placebo plus pembrolizumab. In January 2026, we announced that 1500mg QW of ficerafusp alfa was selected as the optimal dose to bring forward in the Phase 3 portion of the FORTIFI-HN01 trial. In February 2026, the transition to the Phase 3 portion of the FORTIFI-HN01 trial was completed. The dose determination was informed by the open-label data sets from our Phase 1/1b trial, as well as data from the treatment arms of the Phase 2 portion of the FORTIFI-HN01 trial. Importantly, our Phase 2/3 FORTIFI-HN01 trial design enables the patients enrolled in the 1500mg QW treatment arm during dose selection to contribute to the primary analyses of the FORTIFI-HN01 pivotal trial, while those enrolled in the 750mg QW treatment arm will not (but will have the option to roll over to the 1500mg QW dose).

The total trial will enroll approximately 650 patients, which we believe is sufficiently powered to achieve results that may lead to regulatory approval. We enrolled the first patients in the FORTIFI-HN01 trial in February 2025. We expect to achieve substantial enrollment in the FORTIFI-HN01 pivotal trial by the end of 2026 to enable an interim analysis in mid-2027.

Expanding the potential of ficerafusp alfa

There is strong biologic and mechanistic rationale to explore the potential of ficerafusp alfa in other squamous cell carcinomas and other solid tumors which typically overexpress EGFR and TGF-β pathways for where there remains significant unmet medical need. While our priority focus remains on the successful execution of the FORTIFI-HN01 pivotal trial in 1L R/M HPV-negative HNSCC, we continue to evaluate additional expansion opportunities to maximize the value of ficerafusp alfa, while remaining disciplined stewards of capital.

Additional expansion opportunities in HNSCC

We believe that there is potential to expand the use of ficerafusp alfa to other populations of HNSCC patients.

1L R/M HPV-negative HNSCC with CPS <1

Preliminary data from our Phase 1/1b dose escalation cohort in combination with pembrolizumab have shown durable responses in R/M patients who are refractory to both cetuximab and pembrolizumab, and in patients with a CPS of zero. These early data potentially suggest an ability for ficerafusp alfa to synergize with pembrolizumab in checkpoint-refractory tumors, and we have initiated an expansion cohort in patients with HPV-negative R/M HNSCC with a CPS <1. Should we see responses beyond what is typically expected with chemotherapy regimens, we believe there is an opportunity to expand the development of ficerafusp alfa in combination with pembrolizumab to the approximately 20% of the R/M HNSCC that do not express PD-L1 and provide a chemotherapy-free alternative.

1L R/M HPV-positive smokers with HSNCC

Data from our Phase 1/1b dose expansion cohort evaluating 1500mg of ficerafusp alfa in combination with pembrolizumab in efficacy-evaluable first-line R/M HNSCC patients with a CPS of ≥1 one were first presented in an oral presentation at the ASCO meeting in June 2023. In HPV-positive patients, we observed a 27% (3/11) ORR. To evaluate why certain patients seemed to be responding well while others were progressing, we conducted a post hoc analysis of the prior smoking history of the HPV-positive patients to understand its potential impact on responses observed. We hypothesized that patients with a history of smoking may resemble HPV-negative tumor biology as opposed to their disease being driven by the HPV-infection. Similarly, third party studies have demonstrated that a history of smoking has been associated with increased EGFR levels as well. Four of the eleven HPV-positive patients in our study had a heavy smoking history (defined as more than ten pack years in which one pack year is the equivalent of smoking one pack of cigarettes a day for one year). In these four patients, ficerafusp showed a 75% (3/4) ORR and 100% (4/4) disease control rate, or DCR, while it showed a 0% (0/7) ORR and 29% (2/7) DCR in the remaining HPV-positive patients who had no prior history of smoking. Based on these results, we initiated an additional expansion cohort of HPV-positive R/M HNSCC patients with a history of heavy smoking in 2025, which remains ongoing.

Locally-advanced, neoadjuvant HNSCC

In addition, the encouraging anti-tumor activity of ficerafusp alfa, specifically its durability and its tolerability profile, suggests that there is potential to develop it for the treatment of HPV-negative locally-advanced HNSCC, or LA-HNSCC. Treatment for LA-HNSCC often involves combinations of radiation therapy and chemotherapy or cetuximab, and potentially surgical resection for eligible candidates. Radiation therapy has been associated with increases in TGF-β and thus there is mechanistic rationale to explore ficerafusp in combination with radiation therapy in LA-HNSCC. Not only does this approach target potential resistance early in the course of disease, but it may also reduce potential effects of radiation therapy such as scarring and fibrosis to preserve organ function and improve quality of life in patients. In late 2025, we supported an investigator-sponsored trial to signal-seek in several areas in LA-HNSCC, including in the neoadjuvant setting.

MSS RASwt mCRC

Beyond HNSCC, we believe that there is also potential to develop ficerafusp alfa both in monotherapy and in combination for the treatment of other EGFR-expressing tumors, such as colorectal cancer where EGFR-targeted therapies have already demonstrated clinical efficacy and are key agents of current standard of care. Importantly in CRC, TGF-β inhibition has the potential to improve upon both the efficacy and durability of existing therapies. As highlighted previously, TGF-β impacts metastasis in CRC in several ways including EMT, in which tumor cells transition to become more invasive and spread to distant sites. Upon treatment with EGFR therapy, increases in TGF-β levels, EMT signature, and cancer associated fibroblasts have been observed in CRC, which supports the rationale to simultaneously inhibit TGF-β while targeting EGFR with ficerafusp alfa. Additionally, TGF-β facilitates metastasis in CRC by promoting angiogenesis, immunosuppression, and stemness.

In 2025, we initiated a Phase 1/2 proof-of-concept study in unresectable, metastatic CRC patients who have received at least two to three previous lines of therapy. This study will evaluate ficerafusp alfa as a monotherapy and in combination with pembrolizumab in MSS patients that do not have a RAS/BRAF mutation. The initial cohorts will enroll approximately 20 patients in Stage 1 to evaluate safety, tolerability, and preliminary efficacy. We expect to present preliminary safety and efficacy data from the monotherapy and combination therapy cohorts in the second half of 2026.

Cutaneous squamous cell carcinoma (cSCC)

Preliminary data from our Phase 1/1b dose expansion cohort evaluating 1500mg of ficerafusp alfa as a monotherapy in second-line or later cSCC patients who were refractory to a PD-1 checkpoint inhibitor, a population in which historical response rates are approximately 5% with chemotherapy, were presented at the American Association for Cancer Research Annual Meeting 2025. Ficerafusp alfa as a monotherapy demonstrated a meaningful 30% ORR (7/23). Median duration of response for patients who demonstrated a CR or partial response, or PR, was not reached as of data cutoff. Median progression-free survival, or PFS, was 7.0 months with a 12-month PFS rate of 25.4%. Given these encouraging results, we may plan to evaluate future development paths in cSCC.

Anal squamous cell carcinoma (SCAC)

Preliminary data from our Phase 1/1b dose expansion cohort evaluating 1500mg of ficerafusp alfa in combination with pembrolizumab in second-line or later SCAC patients was presented in a poster session at the ASCO Gastrointestinal Cancers Symposium in January 2025. This cohort enrolled locally advanced / unresectable or metastatic SCAC patients who had received 1-2 prior lines of chemotherapy and had not previously received a checkpoint inhibitor. The combination demonstrated a meaningful 29% (8/28) ORR, as well as a 64% (18/28) DCR. Median duration of response for patients who demonstrated a CR or PR was not reached as of data cutoff, but included four patients with responses maintained for at least six months. Median PFS was 2.9 months with a 12-month PFS rate of 40.7%. Importantly, the combination demonstrated activity in patients with liver metastasis with a 31% (4/13) ORR.

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

We expect to compete with currently commercially available therapies for the treatment of HNSCC, including pembrolizumab (marketed as Keytruda by Merck & Co); the combination of pembrolizumab, platinum chemotherapy and 5-fluorouracil; and the combination of cetuximab (marketed as Erbitux by Eli Lilly & Company in the U.S. and by Merck KGaA outside of the U.S.), platinum chemotherapy and 5-fluorouracil. In addition, there are numerous companies that are developing new treatments for HNSCC, including but not limited to Akeso, Inc., AstraZeneca PLC, AVEO Pharmaceuticals, Inc., BioAtla Inc., BioNTech SE, Corbus Pharmaceuticals Holdings Inc., GSK plc, InhibRx Biosciences, Inc., Johnson & Johnson, Merus N.V. (a Genmab A/S company), PDS Biotechnology Corp, Pyxis Oncology, Inc., and Rakuten Medical, Inc.

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

Ficerafusp alfa

We have an exclusive license from Biocon Limited to one patent family directed to ficerafusp alfa and other fusion proteins. As of March 24, 2026, the patent contains one U.S. patent directed to ficerafusp alfa composition of matter; one U.S. patent directed to methods of using ficerafusp alfa; one European patent directed to ficerafusp alfa composition of matter and its use; and one issued patent in each of Australia, Canada, India, Japan, New Zealand, Russia, Malaysia, and the United Arab Emirates, each related to ficerafusp alfa. Each of the U.S. and foreign patents is expected to expire in 2033; in each instance provided that all appropriate maintenance fees are paid and not including any patent term adjustment, patent term extension, Supplementary Protection Certificate, or SPC, or the like. The patent family also contains a number of pending patent applications in the U.S., Europe, and Canada. Any patents that issue based on these patent applications, if granted and all appropriate maintenance fees paid, are expected to expire in 2033, not including any patent term adjustment, patent term extension, SPC, or the like.

As of March 24, 2026, we also solely own a patent portfolio containing five patent families each containing pending patent applications that, if issued, may provide additional intellectual property protection for ficerafusp alfa. Each of the five patent families in this patent portfolio is listed below.

As of March 24, 2026, we solely own one patent family directed to formulations of ficerafusp alfa that contains pending patent applications in the U.S., Australia, Brazil, Canada, China, Europe, Hong Kong, India, Japan, New Zealand, and the United Arab Emirates. Any patents that issue based on these patent applications, if granted and all appropriate maintenance fees paid, are expected to expire in 2041, not including any patent term adjustment, patent term extension, SPC, or the like.

As of March 24, 2026, we solely own one patent family directed to methods of using ficerafusp alfa in combination with programmed cell death protein 1, or PD1, targeting agents that contains pending patent applications in the U.S., Australia, Brazil, Canada, China, Europe, Hong Kong, India, Japan, New Zealand, and the United Arab Emirates. Any patents that issue based on these patent applications, if granted and all appropriate maintenance fees paid, are expected to expire in 2041, not including any patent term adjustment, patent term extension, SPC, or the like.

As of March 24, 2026, we solely own one patent family directed to methods of using ficerafusp alfa in combination with Kirsten ras oncogene homolog, or KRAS, targeting agents to treat cancer that contains pending patent applications in the U.S., Australia, Brazil, Canada, China, Europe, Hong Kong, Israel, India, Japan, South Korea, Mexico, New Zealand, Singapore, South Africa, and Taiwan. Any patents that issue based on these patent applications, if granted and all appropriate maintenance fees paid, are expected to expire in 2044, not including any patent term adjustment, patent term extension, SPC, or the like.

As of March 24, 2026, we solely own one patent family directed to methods of using ficerafusp alfa in combination with a poly (ADP-ribose) polymerase, or PARP, inhibitor to treat cancer that contains one pending U.S. provisional patent application. Any patents that issue based on this patent application, if granted and all appropriate maintenance fees paid, are expected to expire in 2046, not including any patent term adjustment, patent term extension, SPC, or the like.

As of March 24, 2026, we solely own one patent family directed to methods of using ficerafusp alfa to treat an interstitial lung disease, that contains one pending U.S. provisional patent application. Any patents that issue based on this patent application, if granted and all appropriate maintenance fees paid, are expected to expire in 2046, not including any patent term adjustment, patent term extension, SPC, or the like.

Manufacturing

We have leveraged multiple third-party manufacturers to support the manufacturing of ficerafusp alfa for clinical trials and, if we receive regulatory approval, we intend to rely on such third parties for commercial manufacture. We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We believe this strategy will enable us to maintain a nimble, efficient, and effective working model without making significant internal capital investments. We are focused on developing high-yield and scalable processes for the manufacture of ficerafusp alfa. Current manufacturing scale supports our clinical trial demand, and we believe our new manufacturing scale will meet commercial demand for ficerafusp alfa to treat R/M HNSCC squamous cell carcinoma, if approved. We currently obtain our supplies from third-party manufacturers on a purchase order basis and do not have any long-term supply agreements in place. We are currently considering options for commercial product suppliers and will finalize our decisions in due course. To de-risk our supply chain, and as we advance toward potential commercialization, we intend to enter into long-term supply agreements as well as evaluate additional product manufacturing sources.

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

At any time during the initial 30-day IND review period or while clinical trials are ongoing under the IND, the FDA may impose a partial or complete clinical hold. Clinical holds may be imposed by the FDA when there is concern for patient safety, and may be a result of new data, findings, or developments in clinical, nonclinical, and/or chemistry, manufacturing and controls or where there is non-compliance with regulatory requirements. A clinical hold would delay either a proposed clinical trial or cause suspension of an ongoing trial, until all outstanding concerns have been adequately addressed and the FDA has notified the company that investigations may proceed. A separate submission to an existing IND must also be made for each successive clinical trial to be conducted, and the FDA must grant permission, either explicitly or implicitly by not objecting, before each clinical trial can begin.

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

A BLA must include all relevant data available from pertinent nonclinical studies and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls, and proposed labeling, among other things. Data can come from company-sponsored clinical trials intended to test the safety and effectiveness of the use of a product, or from a number of alternative sources, including trials initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and effectiveness of the investigational product to the satisfaction of the FDA.

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

Orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. Additionally, if a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug or biological product for the same approved use or indication within such rare disease or condition for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity or inability to manufacture the product in sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. Orphan drug exclusivity does not prevent the FDA from approving a different drug or biological product for the same approved indication or use, or the same drug or biological product for a different indication or use. If a drug or biological product designated as an orphan product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan product exclusivity. Orphan medicinal product status in the European Union has similar, but not identical, benefits.

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

We rely, and expect to continue to rely, on third parties to produce clinical quantities of our product candidates, and expect to rely in the future on third parties to produce commercial quantities. Future FDA and state inspections may identify compliance issues at our facilities or at the facilities of our contract manufacturers that may disrupt production, or distribution, or may require substantial resources to correct. In addition, discovery of previously unknown problems with a product or the failure to comply with applicable requirements may result in restrictions on a product, manufacturer or holder of an approved BLA, including withdrawal or recall of the product from the market or other voluntary, FDA-initiated or judicial action that could delay or prohibit further marketing.

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

Pediatric exclusivity is another type of non-patent exclusivity in the U.S. and, if granted for a biologic, provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity for all formulations, dosage forms, and indications of the biologic. This six-month exclusivity may be granted if a BLA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data, provided that at the time pediatric exclusivity is granted there is not less than nine months of term remaining. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted.

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

To obtain 510(k) clearance for a medical device, or for certain modifications to devices that have received 510(k) clearance, a manufacturer must submit a premarket notification demonstrating that the proposed device is substantially equivalent to a previously cleared 510(k) device or to a pre-amendment device that was in commercial distribution before May 28, 1976, or a predicate device, for which the FDA has not yet called for the submission of a PMA. In making a determination that the device is substantially equivalent to a predicate device, the FDA compares the proposed device to the predicate device or predicate devices and assesses whether the subject device is comparable to the predicate device or predicate devices with respect to intended use, technology, design and other features which could affect safety and effectiveness. If the FDA determines that the subject device is substantially equivalent to the predicate device or predicate devices, the subject device may be cleared for marketing. The 510(k) premarket notification pathway generally takes from three to twelve months from the date the application is completed but can take significantly longer.

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

PMA applications must be supported by valid scientific evidence, which typically requires extensive data, including technical, preclinical, clinical and manufacturing data, to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device. For diagnostic tests, a PMA application typically includes data regarding analytical and clinical validation studies. As part of its review of the PMA, the FDA will conduct a pre-approval inspection of the manufacturing facility or facilities to ensure compliance with the Quality Management System Regulation, or QMSR, which requires manufacturers to follow design, testing, control, documentation and other quality assurance procedures. The FDA’s review of an initial PMA application is required by statute to take between six to ten months, although the process typically takes longer, and may require several years to complete. If the FDA evaluations of both the PMA application and the manufacturing facilities are favorable, the FDA will either issue an approval letter or an approvable letter, which usually contains a number of conditions that must be met in order to secure the final approval of the PMA. If the FDA’s evaluation of the PMA or manufacturing facilities is not favorable, the FDA will deny the approval of the PMA or issue a not approvable letter. A not approvable letter will outline the deficiencies in the application and, where practical, will identify what is necessary to make the PMA approvable. Once granted, PMA approval may be withdrawn by the FDA if compliance with post-approval requirements, conditions of approval or other regulatory standards is not maintained or problems are identified following initial marketing.

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

Once cleared or approved, the companion diagnostic device must adhere to post-marketing requirements including the requirements of the FDA’s QMSR, adverse event reporting, recalls and corrections along with product marketing requirements and limitations. Like biological product manufacturers, companion diagnostic manufacturers are subject to unannounced FDA inspections at any time during which the FDA will conduct an audit of the product(s) and the company’s facilities for compliance with its authorities.

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

Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the United States have a similar process that requires the submission of a clinical trial application much like the IND prior to the commencement of human clinical trials. In the European Union, for example, a clinical trial authorization application must be submitted for each clinical trial protocol to each country’s national health authority and an independent ethics committee, much like the FDA and IRB, respectively. Under the Clinical Trials Regulation (EU) No 536/2014, this is now done through a single application submitted through the Clinical Trials Information System, or CTIS, as described in more detail below.

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

Clinical trial approval in the European Union

In April 2014, the European Union adopted the Clinical Trials Regulation (EU) No 536/2014, or the Clinical Trials Regulation, which became effective on January 31, 2022 and replaced the Clinical Trials Directive 2001/20/EC. The Clinical Trials Regulation is directly applicable in all European Union Member States meaning no national implementing legislation in each European Union Member State is required. The Clinical Trials Regulation aims to simplify and streamline the approval of clinical trials in the European Union. The main characteristics of the regulation include: a streamlined application procedure via a single-entry point, through the CTIS; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts (Part I contains scientific and medicinal product documentation and Part II contains the national and patient-level documentation). Part I is assessed by a coordinated review by the competent authorities of all European Union Member States in which an application for authorization of a clinical trial has been submitted (Member States concerned) of a draft report prepared by a reference Member State. Part II is assessed separately by each Member State concerned. Defined timelines have been established for the assessment of clinical trial applications.

Marketing authorization procedures in the European Union

Medicines can be authorized in the European Union by using the centralized procedure or national, decentralized or mutual recognition procedures.

The European Union has established the centralized procedure for the approval of human medicines to facilitate marketing authorizations that are valid throughout the European Economic Area, or the EEA, which is comprised of the Member States of the European Union plus Norway, Iceland, and Liechtenstein. The centralized procedure is administered by the European Medicines Agency, or EMA, and is compulsory for human medicines that are: derived from certain biotechnology processes, such as genetic engineering; contain a new active substance indicated for the treatment of certain diseases, such as HIV, AIDS, cancer, diabetes, neurodegenerative disorders or autoimmune diseases and other immune dysfunctions, advanced therapy medicines (gene therapy, somatic cell therapy or tissue-engineered medicines); and medicinal products designated as orphan medicinal products in accordance with EU legislation.

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

Under the centralized procedure, the EMA’s Committee for Medicinal Products for Human Use, or the CHMP, is responsible for conducting the scientific assessment of a product and for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing marketing authorization. Under the centralized procedure in the European Union, the maximum timeframe for the evaluation of a marketing authorization application is 210 days (excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP). Clock stops may extend the timeframe of evaluation of a marketing authorization application considerably beyond 210 days. Where the CHMP gives a positive opinion, it provides the opinion together with supporting documentation to the European Commission, who makes the final decision to grant a marketing authorization, which is typically issued within 67 days of receipt of the EMA’s recommendation. Accelerated assessment may be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. In this circumstance, the EMA ensures that the opinion of the CHMP is given within 150 days, excluding clock stops, but it is possible that the CHMP can revert to the standard time limit for the centralized procedure if it considers that it is no longer appropriate to conduct an accelerated assessment.

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

Data and market exclusivity in the European Union

In the European Union, innovative medicinal products approved on the basis of a complete and independent data package qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity. This data exclusivity, if granted, prevents applicants from referencing the innovator’s pre-clinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar marketing authorization in the European Union, during a period of eight years from the date on which the reference product was first authorized in the European Union.

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

Reform of the regulatory framework in the European Union

The European Commission introduced legislative proposals in April 2023 that, if implemented, will replace the current regulatory framework in the European Union for all medicines (including those for rare diseases and for children). In April 2024, the European Commission adopted its position on the legislative proposals, and in June 2025, the Council of the European Union adopted its position. A common position on the text has been agreed upon on December 11, 2025, in the context of subsequent inter-institutional trilogue negotiations. The proposed revisions remain to be adopted and are not expected to become applicable for 2028.

The aforementioned European Union rules are generally applicable in the EEA.

Brexit and the regulatory framework in the United Kingdom

The United Kingdom, or U.K., formally left the European Union on January 31, 2020. As a result of the Northern Ireland Protocol, for a period following Brexit, the EMA remained responsible for approving novel medicines for supply in Northern Ireland under the EU centralized procedure, and a separate authorization was required to supply the same medicine in Great Britain (i.e. England, Wales and Scotland).

On February 27, 2023, the U.K. government and the European Commission announced a political agreement in principle to replace the Northern Ireland Protocol with a new set of arrangements, known as the “Windsor Framework.” The Windsor Framework was approved by the EU-U.K. Joint Committee on March 24, 2023, and the medicines aspects of the Windsor Framework have applied since January 1, 2025. This Windsor Framework fundamentally changes the previous system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the U.K. In particular, the Medicines and Healthcare Products Regulatory Agency, or the MHRA, is now responsible for granting marketing authorizations for all medicinal products destined for the U.K. market (i.e., Great Britain and Northern Ireland), and the EMA no longer has a role in the authorization of medicinal products destined for Northern Ireland under the EU centralized procedure. A single U.K.-wide marketing authorization may be granted by the MHRA for all novel medicinal products to be sold in the U.K., enabling products to be sold in a single pack and under a single authorization throughout the U.K.

The MHRA has introduced changes to national licensing procedures, including procedures to prioritize access to new medicines accelerated assessment procedures and new routes of evaluation for certain innovative and biotechnology products. On January 1, 2024, the MHRA put in place a new international recognition framework which means that the MHRA may take into account decisions on the approval of marketing authorizations made by the EMA and certain other regulators when determining an application for a new U.K. marketing authorization.

The U.K. regulatory framework in relation to clinical trials is governed by the Medicines for Human Use (Clinical Trials) Regulations 2004, as amended, which is derived from the EU Clinical Trials Directive 2001/20/EC as implemented into U.K. national law through secondary legislation. In April 2025, the U.K. introduced the Medicines for Human Use (Clinical Trials) (Amendment) Regulations, which will take full effect in April 2026 and aim to create a streamlined, risk-proportionate system that accelerates approvals while maintaining robust safety standards.

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

Additionally, to the extent we collect personal information from individuals outside of the United States, through clinical trials or otherwise, we are, or may become, subject to foreign data privacy and security laws, such as the European Union’s General Data Protection Regulation 2016/679, or the EU GDPR, and other national data protection legislation in force in relevant EEA Member States, and the EU GDPR as it forms part U.K. law by virtue of section 3 of the European Union (Withdrawal) Act 2018, or the U.K. GDPR. Foreign privacy and data security laws impose significant and complex compliance obligations on entities that are subject to those laws, as more fully discussed in the section titled “Risk Factors.”

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

By way of example, the U.S. and state governments continue to propose and pass legislation designed to reduce the cost of healthcare. In March 2010, the ACA, was enacted, which, among other things, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations; subjected manufacturers to new annual fees and taxes for certain branded prescription drugs; created the Medicare Part D coverage gap discount program (later replaced with the Manufacturer Discount Program under the Inflation Reduction Act), under which manufacturers provided 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; and provided incentives to programs that increase the federal government’s comparative effectiveness research. Current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price for any approved products.

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

Additionally, there have been several U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient support programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. For example, the Inflation Reduction Act of 2022, or IRA, includes several provisions that may impact pharmaceutical companies to varying degrees, including provisions that create a $2,000 out-of-pocket cap for Medicare Part D beneficiaries; impose new manufacturer financial liability on all drugs in Medicare Part D; allow the U.S. government to negotiate Medicare Part B and Part D pricing caps for certain high-cost drugs and biologics without generic or biosimilar competition; require companies to pay rebates to Medicare for drug prices that increase faster than inflation; and delay the rebate rule that would require pass through of pharmacy benefit manager rebates to beneficiaries. The implementation of the IRA is currently subject to ongoing litigation that challenges the constitutionality of the IRA’s Medicare drug price negotiation program. The full impact of the IRA on our business and the pharmaceutical and healthcare industry in general is not yet known.

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

Drug pricing in the United States remains under political and regulatory scrutiny, with federal and state actions aimed at increasing pricing transparency, examining manufacturer patient-support programs, and reducing drug spending, particularly in Medicare and Medicaid, which could materially affect the prices we, or any collaborators, may be able to obtain for any future approved products. In 2025, the Trump Administration advanced a most-favored-nation, or MFN, policy agenda through an executive order directing HHS to set MFN price targets and pursue rulemaking if targets are not met, alongside initiatives encouraging (or potentially requiring) lower-priced direct-to-patient purchasing models, and the President has also publicly pressed manufacturers to commit to MFN pricing. In addition, CMS has proposed Innovation Center models that would incorporate international benchmark concepts into Medicare Part B (the proposed mandatory “GLOBE” model) and Medicare Part D (the proposed mandatory “GUARD” model) and has announced a voluntary Medicaid MFN framework (the “GENEROUS” model). These initiatives are complex and may be revised, delayed, or blocked through litigation or subsequent policy changes, but if implemented they could pressure U.S. pricing, increase manufacturer rebate obligations, and reduce net revenues for branded drug products, which could adversely impact our business if we commercialize any products in the future.

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

Employees and Human Capital Resources

As of March 24, 2026, we had 103 full-time employees. Within our workforce, 67 employees are engaged in research and development and 36 are engaged in business development, finance, legal, and general management and administration. Our human capital resources objectives include identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good. We believe the success of our mission largely depends on our ability to attract and retain highly skilled employees. We believe programs that foster company engagement, diversity, equity and inclusion, growth and development while providing competitive compensation and benefits will attract a diverse population of employees who will bring innovative ideas and creative solutions that will enable the achievement of our goals. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards.

Corporate Information

We were incorporated under the laws of the State of Delaware on December 12, 2018 under the name “Bicara Therapeutics Inc.” Our principal corporate office is located at 116 Huntington Avenue, Suite 703, Boston, MA 02116, and our telephone number is 617-468-4219. We have one subsidiary, Bicara Securities Corporation, formed in October 2023 under the laws of the Commonwealth of Massachusetts. Our website is www.bicara.com. We do not incorporate the information on or accessible through our website into this Annual Report on Form 10-K, and you should not consider any information on, or that can be accessed through, our website as part of this Annual Report on Form 10-K.
Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, proxy and information statements and amendments to those reports filed or furnished pursuant to Sections 13(a), 14, and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available through the “Investors” portion of our website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC. Our website is www.bicara.com. Information on our website is not part of this Annual Report on Form 10-K or any of our other securities filings unless specifically incorporated herein by reference. In addition, our filings with the SEC may be accessed through the SEC’s Interactive Data Electronic Applications system at www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

Our code of business conduct and ethics, corporate governance guidelines and the charters of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are available through the “Investors” portion of our website. We will also post to our website any amendments to our code of business conduct and ethics and any waivers that are required to be disclosed by the SEC or The Nasdaq Stock Market LLC Rules. Additionally, we routinely post information that may be important to inventors to the “Investors” section of our website. We encourage investors and potential investors to consult our website regularly for important information about our Company.

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

We have no products approved for commercial sale and have not generated any revenue from product sales to date. We will continue to incur significant research and development and other expenses related to clinical development and ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Our net losses totaled $138.0 million and $68.0 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we have not yet generated revenues. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, ficerafusp alfa.

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
•experience an increase in headcount as we expand our market development and pre-commercial planning activities;
•undertake any pre-commercial or commercial activities to establish sales, marketing and distribution capabilities;
•advance any future product candidates into clinical development;

•seek to identify, acquire and develop additional product candidates, including through business development efforts to invest in or in-license other technologies or product candidates;
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

If we are unable to raise capital when needed, or on acceptable terms, we may be unable to complete the development and commercialization of ficerafusp alfa or any future product candidates.

Developing biopharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. We expect our expenses to continue to increase in connection with our ongoing activities, particularly as we conduct clinical trials of, and seek regulatory and marketing approval for, ficerafusp alfa. Even if ficerafusp alfa or any future product candidates are approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. To date, we have funded our operations principally through our initial public offering, or our IPO, our ATM Program (as defined below), the February 2026 Offering (as defined below), and private financings and may in the future fund operations through additional sales of our securities, including under our ATM Program. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the clinical development of ficerafusp alfa, continue to develop and deploy our bifunctional approach, commence additional preclinical studies and clinical trials, and continue to identify and develop additional product candidates either through internal development or through acquisitions or in-licensing product candidates.

As of December 31, 2025, we had $414.8 million of cash, cash equivalents and marketable securities. Based upon our current operating plan, we believe that our existing cash, cash equivalents and marketable securities, including the net proceeds from our February 2026 Offering, will enable us to fund our operating expenses and capital expenditure requirements into the first half of 2029. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We may also raise additional financing on an opportunistic basis in the future. For example, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop ficerafusp alfa. Our future capital requirements will depend on many factors, including but not limited to:

•the scope, timing, progress, costs and results of clinical trials for ficerafusp alfa or the discovery and preclinical development of any future product candidates;
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

Because of the numerous risks and uncertainties associated with research and development of product candidates, we may not be able to accurately predict the timing or amount of our working capital requirements. In addition, if we obtain regulatory approval for ficerafusp alfa, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution which make it difficult to predict when or if we will be able to achieve or maintain profitability. Furthermore, we expect to continue to incur increased costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in order to support our continuing operations. Our ability to raise additional funds will depend on financial, economic, political and market conditions and other factors, over which we may have no or limited control. Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If we fail to obtain necessary capital when needed on acceptable terms, or at all, it could force us to delay, limit, reduce or terminate our product development programs, future commercialization efforts or other operations.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to ficerafusp alfa.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations with our existing cash, cash equivalents and marketable securities, the net proceeds from our IPO, sales of our common stock under our ATM Program, marketable securities, equity financings, or any future equity or debt financings and upfront and milestone and royalties payments, if any, received under any future licenses or collaborations. In the future, if we raise additional capital through the sale of equity or convertible debt securities or issue any equity or convertible debt securities in connection with a collaboration agreement or other contractual arrangement, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a holder of our common stock. In addition, the possibility of such issuance may cause the market price of our common stock to decline. In October 2025, we filed a Registration Statement pursuant to which we may issue up to $400.0 million in shares of our common stock, preferred stock, debt securities, warrants and/or units. Concurrent with the filing of the Registration Statement, we entered into a common stock sales agreement, dated October 3, 2025, by and between the Company and TD Securities (USA) LLC, acting as the sales agent, to establish an at-the-market offering program pursuant to which we may offer and sell shares of our common stock from time to time, or the ATM Program. In connection with the ATM Program, we filed a prospectus with the Registration Statement for the offer and sale of up to $150.0 million of shares of common stock from time to time through the sales agents, or the ATM Prospectus. As of December 31, 2025, we have sold 1,604,000 shares of common stock under our ATM Program for aggregate net proceeds to us of $29.5 million. In February 2026, we entered into an underwriting agreement with Morgan Stanley & Co. LLC, TD Securities (USA) LLC and BofA Securities, Inc., as representatives of the underwriters named therein, pursuant to which we issued and sold an aggregate of 8,581,250 shares of our common stock at a price to the public of $16.00 per share, which included full exercise of the underwriters’ option to purchase 1,406,250 additional shares, and pre-funded warrants to purchase up to 2,200,000 shares of common stock to the underwriters at a public offering price of $15.9999 per pre-funded warrant, or the February 2026 Offering. The February 2026 Offering resulted in net proceeds to us of approximately $161.8 million, after deducting underwriting discounts and commissions and offering expenses. As market conditions permit, we may offer and sell securities under the Registration Statement, including through the ATM Program or additional equity financings, which may cause dilution to our stockholders or impact the market price of our common stock.

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

We maintain the majority of our cash, cash equivalents and marketable securities in accounts with major U.S. and multi-national financial institutions, and our deposits at certain of these institutions exceed insured limits. Market conditions and changes in financial regulations and policies can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash, cash equivalents and marketable securities, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position. In addition, changes in regulations governing financial institutions are beyond our control and difficult to predict; consequently, the impact of such changes on our business and results of operations is difficult to predict and may have an adverse effect on us.

Risks Related to Our Business Operations and Industry

Our business is highly dependent on the success of ficerafusp alfa. If we are unable to successfully complete clinical development, obtain regulatory approval for or commercialize ficerafusp alfa, or if we experience delays in doing so, our business will be materially harmed.

To date, as an organization, we have not completed the development of any product candidates, and ficerafusp alfa remains in clinical development. Our future success and ability to generate revenue from ficerafusp alfa is dependent on our ability to successfully develop and commercialize ficerafusp alfa or any of our future product candidates. If any of our product candidates encounters safety or efficacy problems, development delays or regulatory issues or other problems, our development plans and business would be materially harmed.

We may not have the financial resources to continue development of ficerafusp alfa if we experience any issues that delay or prevent regulatory approval of, or our ability to commercialize, ficerafusp alfa, including:
•our inability to demonstrate to the satisfaction of the FDA, Health Canada, the EMA or other comparable regulatory authorities that ficerafusp alfa is safe and effective;
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
•unfavorable FDA, Health Canada, the EMA or other comparable regulatory authority inspection and review of our clinical trial sites;
•failure of our CROs, clinical trial sites, or investigators to comply with regulatory requirements or the clinical trial protocol or otherwise meet their contractual obligations in a timely manner, or at all;
•delays and changes in regulatory requirements, policies and guidelines, including the imposition of additional regulatory oversight around clinical testing generally or with respect to our therapies in particular; or
•varying interpretations of data by the FDA, Health Canada, the EMA and other comparable regulatory authorities.

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

There are a large number of companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies. In addition, numerous compounds are in clinical development for cancer treatment. Many of these companies are well-capitalized and have significant clinical experience. More specifically, we expect to compete with commercially available therapies for the treatment of head and neck squamous cell carcinoma, or HNSCC, including pembrolizumab (marketed as Keytruda by Merck & Co); the combination of pembrolizumab, platinum chemotherapy and 5-fluorouracil; and the combination of cetuximab (marketed as Erbitux by Eli Lilly & Company in the U.S. and by Merck KGaA outside of the U.S.), platinum chemotherapy and 5-fluorouracil. In addition, there are numerous companies that are developing new treatments for HNSCC, including but not limited to Akeso, Inc., AstraZeneca PLC, AVEO Pharmaceuticals, Inc., BioAtla Inc., BioNTech SE, Corbus Pharmaceuticals Holdings Inc., GSK plc, InhibRx Biosciences, Inc., Johnson & Johnson, Merus N.V. (a Genmab A/S company), PDS Biotechnology Corp, Pyxis Oncology, Inc., and Rakuten Medical, Inc.

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

Our initial focus is the development of ficerafusp alfa in HNSCC. We initiated the Phase 2/3 FORTIFI-HN01 pivotal trial of ficerafusp alfa in combination with pembrolizumab in first-line, or 1L, recurrent/metastatic, or R/M, human papillomavirus, or HPV, -negative HNSCC and, more generally, we seek to bring transformative bifunctional therapies to patients with solid tumors.

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

We are exposed to the risk of employee fraud or other illegal activity by our current and any future employees, independent contractors, consultants, contract manufacturing organizations, or CMOs, and vendors. Misconduct by these parties could include intentional, reckless, and/or negligent conduct that fails to comply with FDA, Health Canada, the EMA or other regulations, provide true, complete and accurate information to the FDA, Health Canada, the EMA and other comparable regulatory authorities, comply with manufacturing standards we may establish, comply with healthcare fraud and abuse laws and regulations, report financial information or data accurately, or disclose unauthorized activities to us. If we obtain FDA approval of any of our product candidates and begin commercializing those products in the U.S., our potential exposure under these laws will increase significantly, and our costs associated with compliance with these laws are likely to increase. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. Additionally, we are subject to the risk that a person could allege such fraud or other misconduct, even if none occurred. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a material and adverse effect on our business, financial condition, results of operations, and prospects.

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

In the U.S., numerous federal and state laws and regulations, including federal health information privacy laws, state information security and data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure and protection of health-related and other personal information, could apply to our operations or the operations of our collaborators and service providers. In particular, regulations promulgated pursuant to the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, establish privacy and security standards that limit the use and disclosure of individually identifiable health information, or protected health information, and impose requirements regarding the privacy and security of individually identifiable health information, including mandatory contractual terms, for covered entities, or certain healthcare providers, health plans and healthcare clearinghouses, and their business associates that provide services to the covered entity that involve individually identifiable health information and their subcontractors that use, disclose or otherwise process individually identifiable health information. While pharmaceutical and biotechnology companies are typically not directly regulated by HIPAA, our business may be indirectly impacted by HIPAA in our interactions with providers, payors, and others that have HIPAA compliance obligations. If we are unable to properly protect the privacy and security of protected health information, we could be found to have violated these privacy and security laws and/or breached certain contracts. Further, if we fail to comply with applicable privacy laws, including applicable HIPAA privacy and security standards, we could face significant civil and criminal penalties. U.S. Department of Health & Human Services, or HHS, enforcement activity can result in financial liability and reputational harm, and responses to such enforcement activity can consume significant internal resources.

At the state level, numerous states have enacted comprehensive data privacy and security laws, rules and regulations while other states have enacted laws focused on more narrow aspects of privacy. The existence of comprehensive privacy laws in different states in the country would make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance. Additionally, some states have passed laws focused specifically on health privacy. In the state of Washington, for example, the My Health My Data Act, which has a private right of action that further increases the relevant compliance risk, requires regulated entities to obtain consent to collect health-related information and grants consumers certain rights, including to request deletion of their information. Connecticut and Nevada have also passed similar laws regulating consumer health data. In addition, other states have proposed and/or passed legislation that regulates the privacy and/or security of certain specific types of information. For example, a small number of states, including Illinois and Texas, have passed laws that regulate biometric data specifically. Although many of the existing state privacy laws exempt clinical trial information and health information governed by HIPAA, future privacy and data protection laws may be broader in scope. These various privacy and security laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

Regulators and legislators in the U.S. are increasingly scrutinizing and restricting certain personal data transfers and transactions involving foreign countries. For example, the Department of Justice’s January 8, 2025, rule on “Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons,” prohibits data brokerage transactions involving certain sensitive personal data categories, including health data, genetic data, and biospecimens, to countries of concern, including China. The regulations also restrict certain investment agreements, employment agreements and vendor agreements involving such data and countries of concern, absent specified cybersecurity controls. Actual or alleged violations of these regulations may be punishable by criminal and/or civil sanctions and may result in exclusion from participation in federal and state programs.

If we conduct clinical trials in the European Economic Area, or the EEA, and/or the United Kingdom, or the U.K., we will be subject to additional, more stringent privacy laws in other jurisdictions, such as the General Data Protection Regulation, or the EU GDPR, as well as other national data protection legislation in force in relevant EU Member States, with respect to the EEA, and the U.K. General Data Protection Regulation, or the U.K. GDPR, with respect to the U.K. We refer to the U.K. GDPR together with the EU GDPR as the “GDPR.” The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including strict requirements relating to processing of sensitive data (such as health data), ensuring there is a legal basis or condition to justify the processing of personal data, where required strict requirements relating to obtaining consent of individuals, disclosures about how personal information is to be used, limitations on retention of information, implementing safeguards to protect the security and confidentiality of personal data, where required providing notification of data breaches, maintaining records of processing activities, documenting data protection impact assessments where there is high risk processing and taking certain measures when engaging third-party processors.

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

The U.K. GDPR and the U.K. Data Protection Act 2018 set out the U.K.’s data protection regime, which is independent from but, currently, aligned to the EU’s data protection regime. The European Commission, or the EC, has adopted an adequacy decision in respect of transfers of personal data to the U.K. In December 2025, the European Commission adopted a decision to extend the validity of the U.K. adequacy decision for six years until December 2031, determining that the U.K. continues to offer a level of data protection that is “essentially equivalent” to the EU standards. This follows the U.K.’s adoption of the Data (Use and Access) Act 2025, or the DUAA, on June 19, 2025. Like the EU GDPR, the U.K. GDPR restricts personal data transfers outside the U.K. to countries not regarded by the U.K. as providing adequate protection. The U.K. Government has confirmed that personal data transfers from the U.K. to the EEA remain free flowing. The respective provisions and enforcement of the EU GDPR and U.K. GDPR may further diverge in the future and create additional regulatory challenges and uncertainties.

In addition, we will be required to implement adequate safeguards to enable the transfer of personal data outside of the EEA or the U.K., in particular to the U.S., in compliance with the GDPR. In some cases, we may rely upon the EC’s approved standard contractual clauses to legitimize transfers of personal data out of the EEA from controllers or processors established outside the EEA (and not subject to the GDPR). The U.K. is not subject to the EC’s standard contractual clauses but has published its own transfer mechanism, the International Data Transfer Addendum/Agreement, which enables transfers from the U.K. Changes with respect to any of these matters may lead to additional costs and increase our overall risk exposure. The EU and U.S. have adopted its adequacy decision for the EU U.S. Data Privacy Framework, or the Framework, which entered into force on July 11, 2023. This Framework provides that the protection of personal data transferred between the EU and certified companies in the U.S. is comparable to that offered in the EU. Moreover, the U.K. Government adopted the Data Protection (Adequacy) Regulations 2023, also referred to as the “UK-U.S. Data Bridge”, which, since October 12, 2023 allows companies to transfer personal data from the U.K. to the U.S. on the basis of the Framework. This provides a further avenue to ensuring transfers to the U.S. are carried out in line with GDPR. However, the long-term validity of the Framework remains uncertain and it has already been challenged before European courts.

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

Additionally, the NIS 2 Directive, or NIS 2, is replacing the cybersecurity legal framework under the current NIS framework in the EU, aiming to ensure a high level of cybersecurity in the region. NIS 2 brings new medium and large organizations providing services in the EU within scope of the legal framework. It extends to additional sectors and expands the list of in-scope healthcare organizations, including to certain providers engaged in research and development of medicinal products. The new regime imposes direct obligations on management in respect of an in-scope organization’s compliance with NIS 2, requires covered organizations to put in place certain cyber risk management measures, strengthens incident reporting requirements and provides supervisory authorities with a greater oversight. The majority of obligations will come into force when national legislation implementing NIS 2 becomes effective in the relevant EU Member State. EU Member States had until October 17, 2024 to transpose NIS 2 into national legislation, although some countries have still not completed the transposition. As such, the cybersecurity regulatory landscape in the EU is currently fragmented and uncertain. To the extent we are subject to NIS 2, we will require additional investment of our resources in compliance programs. Under NIS 2 companies may be subject to administrative fines of up to the higher amount of €10 million or 2% of worldwide turnover.

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

We may use and integrate AI into our operations both in our own development and implementation of AI and through the adoption of commercially available tools. Use of this technology could pose cybersecurity, data privacy, IT, intellectual property, regulatory, legal, operational, competitive, reputational and other risks and challenges that could affect our business. Specifically, risks related to accuracy, bias, artificial intelligence hallucinations, discrimination, harmful content, misinformation, fraud, scams, targeted attacks (including model poisoning or data poisoning), surveillance, data leakage, inequality, environmental harms, and other harms may flow from our development, use, or deployment of AI technologies. The use of certain AI technology can give rise to intellectual property risks, including by disclosing or otherwise compromising our confidential or proprietary intellectual property and intellectual property infringement, or by undermining our ability to assert or defend ownership rights in intellectual property created with the assistance of AI tools.

Additionally, we have seen increasing government and supranational regulation related to AI use and ethics, which may significantly increase the burden and cost of research, development and compliance in this area. For example, the EU began implementing the Artificial Intelligence Act, or the AI Act, on August 1, 2024, with a significant part of the law scheduled to come into effect in August 2026. As currently enacted, the AI Act, which may be amended as part of the EU’s Digital Omnibus, imposes significant obligations on providers and deployers of high risk AI systems, and encourages providers and deployers of AI systems to account for EU ethical principles in their development and use of these systems. The scope of requirements depends on judicial interpretations and forthcoming legislative amendments, and non-compliance can lead to significant fines.

In the U.S., the AI regulatory environment is complex and uncertain. Over the past year, states have advanced, and in some cases passed, dozens of laws focusing on AI governance and regulation, including on deployment of AI in healthcare settings. At the federal level, the Trump Administration has endorsed a federal moratorium on the enforcement of state AI laws, including through a December 11, 2025, executive order on “Ensuring a National Policy Framework for Artificial Intelligence.” So far, these efforts have not been successful at curtailing state action on AI regulation, contributing to a complicated legislative patchwork, which may be litigated in state and federal courts. If we deploy AI systems that are governed by these laws or regulations, we may be required to adopt higher standards of data quality, transparency, and human oversight, and adhere to specific and potentially burdensome and costly ethical, accountability, and administrative requirements.

Our vendors may in turn incorporate AI tools into their own offerings, and the providers of these AI tools may not meet existing or rapidly evolving regulatory or industry standards, including with respect to privacy and data security. Further, bad actors around the world use increasingly sophisticated methods, including the use of AI, to engage in illegal activities involving the theft and misuse of personal information, confidential information and intellectual property. In addition, the use of generative AI models in our internal or third-party systems may create new attack surfaces or methods for adversaries, which could impact us and our vendors. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations, and adversely impact our business.

Risks Related to the Discovery and Development of ficerafusp alfa or Future Product Candidates

Our business is dependent on our ability to advance ficerafusp alfa and future product candidates through clinical trials, obtain marketing approval and ultimately commercialize them.

Our ability to generate product revenues, which we do not expect will occur for several years, if ever, will depend heavily on the successful development and eventual regulatory approval and commercialization of ficerafusp alfa or any future product candidates we develop, which may never occur. Our current product candidate, ficerafusp alfa, remains in clinical development. Ficerafusp alfa and any future product candidates we develop will require additional preclinical or clinical development, management of clinical, preclinical and manufacturing activities, marketing approval in the U.S., Canada and other jurisdictions, demonstration of effectiveness to pricing and reimbursement authorities, sufficient manufacturing supply for both preclinical and clinical development and commercial production, building of a commercial organization and substantial investment and significant marketing efforts before we generate any revenues from product sales.

The clinical and commercial success of ficerafusp alfa and any future product candidates will depend on several factors, including the following:
•timely and successful completion of our clinical trials;
•sufficiency of our financial and other resources to complete the necessary clinical trials and any additional preclinical studies;
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

We could encounter delays if a clinical trial is suspended or terminated by us, or by the IRBs of the institutions in which such trials are being conducted, ethics committees or the Data and Safety Monitoring Board, or the DSMB, for such trial or by the FDA, Health Canada, competent authorities in the EU, the Medicines and Healthcare Products Regulatory Agency, or the MHRA, or other regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA, Health Canada, competent authorities in the EU, the MHRA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of marketing approval of our product candidates. The FDA, Health Canada, the EMA or other regulatory authorities may change the requirements for approval even after they have reviewed and commented on the design for our clinical trials. Further, the FDA, Health Canada, the EMA or other regulatory authorities may disagree with our clinical trial design and our interpretation of data from clinical trials. For example, we are conducting and may in the future conduct additional “open-label” clinical trials. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. Moreover, patients selected for early clinical trials often include the most severe sufferers and their symptoms may have been bound to improve notwithstanding the new treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. For example, in our ongoing Phase 1/1b trial, objective response rate as determined using RECIST 1.1 criteria is assessed by the trial investigators who may be aware of the trial treatment, patient history or other information that could impact their choices in applying the rules and conventions of RECIST 1.1. The published literature demonstrates a consistent decrease in response rate when investigator assessed response rates are verified by independent radiology review.
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
The risk of failure for product candidates still in the discovery or preclinical stage is high. In addition, any one or more of our product candidates that have not yet entered the clinic may never advance into clinical development. In order to obtain FDA approval to market a new biologic we must demonstrate proof of safety, purity and potency, including efficacy, in humans. To meet these requirements, we will have to conduct adequate and well-controlled clinical trials. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing and studies that support our planned clinical trials in humans. We cannot be certain of the timely completion or outcome of our preclinical testing and studies and cannot predict if the FDA will accept our proposed clinical programs or if the outcome of our preclinical testing and studies will ultimately support the further development of ficerafusp alfa or any future product candidates. As a result, we cannot be sure that we will be able to submit INDs or similar applications for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA, Health Canada, the EMA, the MHRA or other regulatory authorities allowing clinical trials to begin.

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

We have engaged a third party and may engage additional third parties to develop companion diagnostics for our product candidates. At least in some cases, the FDA and similar regulatory authorities outside the United States may request or require the development and regulatory approval of a companion diagnostic as a condition to approving one or more of our product candidates. Companion diagnostics are subject to regulation by the FDA and comparable foreign regulatory authorities as medical devices and require separate clearance or approval prior to their commercialization. We do not have experience or capabilities in developing or commercializing diagnostics and are relying, and in the future plan to continue to rely, in large part on third parties to perform these functions.

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

Risks Related to Our Dependence On and Work with Third Parties

We rely, and expect to continue to rely, on third parties, including independent clinical investigators and CROs, to conduct our preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates, and our business could be substantially harmed.

We have relied upon and plan to continue to rely upon third parties, including independent clinical investigators and third-party CROs, to conduct monitor and manage data for our preclinical studies and clinical trials. We rely on these parties for execution of our preclinical studies and clinical trials, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies and trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on these third parties does not relieve us of our regulatory responsibilities. We and our third-party contractors and CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA, the competent authorities of the member states of the EEA, the MHRA and comparable foreign regulatory authorities for all of our product candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, Health Canada, the EMA, the MHRA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with the product candidate produced under FDA’s current good manufacturing practice, or cGMP, regulations or similar foreign regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.
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

We face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. Whether we reach a definitive agreement for other collaborations will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the progress of our clinical trials, the likelihood of approval by the FDA, Health Canada, the EMA or comparable regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate.

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

We currently rely on and engage third-party manufacturers to provide all of the drug substance and the final drug product formulation of all of our product candidates that are being used in our clinical trials and preclinical studies. Although we believe that there are several potential alternative manufacturers who could manufacture our product candidates, we primarily rely on WuXi Biologics (Hong Kong) Limited for the production of product necessary to complete our ongoing clinical trials. If an additional manufacturer became necessary in the future, we may incur added costs and delays in identifying and qualifying another manufacturer. We currently do not have any long-term supply agreements in place, though we intend to enter into such agreements as well as evaluate additional product manufacturing sources in the future. As a result of our dependence on ex-U.S. suppliers, we are subject to risks associated with doing business abroad, including:
•geopolitical tensions, political unrest, terrorism, labor disputes and economic instability resulting in the disruption of trade from foreign countries in which our products are manufactured, particularly China;
•the imposition of new laws and regulations, including those relating to labor conditions, safety standards, information and data transfer, imports, duties, taxes, and other charges on imports, as well as trade restrictions and restrictions on currency exchange or the transfer of funds, particularly new or increased tariffs imposed on imports from countries where our suppliers operate, including China;
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

We have not obtained regulatory approval for any product candidate. Neither we nor any future collaborator is permitted to market any biological product in the U.S. until we or the future collaborator receives regulatory approval of a BLA, from the FDA. It is possible that ficerafusp alfa or any future product candidates will not obtain regulatory approval from the FDA, Health Canada, the European Commission or comparable foreign regulatory authorities. Ficerafusp alfa and any future product candidates could fail to receive regulatory approval for many reasons, including the following:
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

There is substantial uncertainty as to whether and how the current administration will continue to seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates and any products for which we obtain approval. This uncertainty could present new challenges and/or opportunities as we navigate development and approval of our product candidates. Additionally, the current administration could continue to issue or promulgate executive orders, regulations, policies or guidance that adversely affect us or create a more challenging or costly environment to pursue the development of new therapeutic candidates.

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

Even if any product candidate we develop were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risk that the FDA, Health Canada, the European Commission or comparable foreign regulatory authorities could revoke approval of the therapy used in combination with our product candidate or that safety, efficacy, manufacturing or supply issues could arise with these existing therapies. This could result in our own products being removed from the market or being less successful commercially. Combination therapies are commonly used for the treatment of cancer diseases, and we would be subject to similar risks if we develop any of our product candidates for use in combination with other drugs or for indications other than cancer.

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
If the FDA, Health Canada, the European Commission or comparable foreign regulatory authorities do not approve these other biological products or revoke their approval of, or if safety, efficacy, manufacturing or supply issues arise with, the biological products we choose to evaluate in combination with any product candidate we develop, we may be unable to obtain approval of or market any such product candidate.

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

For example, we have received a breakthrough therapy designation for ficerafusp alfa in combination with pembrolizumab for the 1L treatment of patients with R/M HNSCC whose tumors express programmed death-ligand 1 with CPS ≥1, excluding HPV-positive oropharyngeal squamous cell carcinoma, and we may seek breakthrough therapy designation for ficerafusp alfa for additional uses or for some of our potential product candidates in the future. A breakthrough therapy is defined as a therapy that is intended, alone or in combination with one or more other therapies, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the therapy may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For therapies that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Therapies designated as breakthrough therapies by the FDA may also be eligible for accelerated approval. Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe one of our potential product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a breakthrough therapy designation for a product candidate may not result in a faster development process, review or approval compared to therapies considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our potential product candidates qualify as breakthrough therapies, the FDA may later decide that such product candidates no longer meet the conditions for qualification.

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

Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA from approving another marketing application for the same biologic for the same approved use or indication within such rare disease or condition for seven years. Even if we are able to obtain orphan drug designation or orphan drug exclusivity, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same approved use or condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same approved use or condition if, among other things, the FDA concludes that the later drug is clinically superior, if it is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process. Even if we receive orphan drug designation or orphan drug exclusivity for any of our product candidates, there is no guarantee that we will enjoy the benefits of such designations or exclusivity periods.

While we may seek accelerated approval for some of our product candidates, we may not be able to obtain it as the sufficiency of our clinical trial results for accelerated approval are subject to the FDA’s discretion.

We plan to seek approval for ficerafusp alfa under the FDA’s accelerated approval pathway. A product may be eligible for accelerated approval if it is designed to treat a serious or life-threatening disease or condition and generally provides a meaningful advantage over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or IMM, that is reasonably likely to predict an effect on IMM or other clinical benefit. For more information, see the section titled “Business—Government Regulation—Accelerated Approval.”

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

The market opportunities for ficerafusp alfa or any future product candidate we develop, if approved, may prove to be smaller than we believe.

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

The number of patients who have the types of cancer we are targeting may turn out to be lower than expected. Additionally, the potentially addressable patient population for ficerafusp alfa or any future product candidates may be limited, if and when approved. Even if we obtain significant market share for any product candidate, if and when approved, if the potential target populations are small, we may never achieve profitability without obtaining marketing approval for additional indications.

Further, cancer therapies are sometimes characterized as first-line, second-line or third-line, and the FDA often approves new therapies initially only for third-line use. When cancer is detected early enough, first-line therapy, usually chemotherapy, hormone therapy, surgery, radiation therapy or a combination of these, is sometimes adequate to cure the cancer or prolong life without a cure. Second- and third-line therapies are administered to patients when prior therapy is not effective. The number of patients who receive second- and third-line treatment is significantly smaller than the number of patients who receive first-line treatment, and the prognosis of patients who receive second- or third-line treatment is often poorer than that of patients who receive first-line treatment. There is no guarantee that any product candidate we develop, even if approved, would be approved for first-line therapy, and, prior to any such approvals, we may have to conduct additional clinical trials.

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

Issued patents covering ficerafusp alfa and related technology could be found invalid or unenforceable if challenged in court or before a patent office. We are currently, and may in the future become, involved in lawsuits involving our intellectual property, including patents, to protect or enforce our patents, which could be expensive, time consuming and unsuccessful.

Issued patents may be challenged, narrowed, invalidated, circumvented, or otherwise encumbered by a third party. We may from time to time need to resort or become a party to litigation (or other adversarial proceeding) to enforce or defend any patents or other intellectual property rights owned by or licensed to us, or to determine or challenge the scope or validity of patents or other intellectual property rights of third parties in the U.S. and in other jurisdictions. For example, in October 2024, a complaint was filed in federal court, which among other things, alleges a claim for correction of inventorship of a number of patents, including patents alleged to be licensed to us relating to ficerafusp alfa. For more information on this pending litigation, see the section titled “Legal Proceedings.” As enforcement of intellectual property rights is difficult, unpredictable and expensive, we may fail in enforcing our rights—in which case our competitors may be permitted to use our product without being enjoined, required to pay us any license fees, or compensate us for lost profits or reasonable royalty. In addition, litigation involving our patents carries the risk that one or more of our patents will be held invalid (in whole or in part, on a claim-by-claim basis) or held unenforceable. Such an adverse court ruling could allow third parties to commercialize technology covered by our patents we seek to enforce, such as those covering ficerafusp alfa and related methods, among other technologies, and then compete directly with us, without payment to us.

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
Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors, patient organizations and customers may expose us to broadly applicable foreign, federal and state fraud and abuse and other healthcare laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, and plan to market, sell and distribute any products for which we obtain regulatory approval. For more information, see the section titled “Business—Government Regulation—Other U.S. Healthcare Laws.”

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

In the U.S. and some foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system, including cost-containment measures that may reduce or limit coverage and reimbursement for newly approved drugs and biologics and affect our ability to profitably sell ficerafusp alfa or any future product candidates for which we obtain regulatory approval. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. For example, the Inflation Reduction Act of 2022, or the IRA, includes several provisions that will impact our business to varying degrees, including provisions that allow the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, among others. Our lead candidate ficerafusp alfa is being developed in indications that may rely heavily on Medicare reimbursement. Accordingly, these price-negotiation provisions may have a negative impact on our future revenue and profits. The IRA also exempts orphan drugs from price negotiation if they have received only one orphan designation and are approved solely for that rare disease. However, the One Big Beautiful Bill Act of 2025, or the OBBBA, revised this exemption: now, all orphan drugs—regardless of the number of orphan designations—are exempt from the price negotiation program, so long as the drug’s approved indications are exclusively for the designated rare disease(s). While this revision may broaden the exemption for certain products, its effect on our future pipeline remains uncertain. Further, the IRA also imposed rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation. For more information, see the section titled “Business—Government Regulation—Current and Future U.S. Healthcare Reform Legislation.”

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

Risks Related to Manufacturing of Our Product Candidates

Changes in methods of product candidate manufacturing may result in additional costs or delay.

As product candidates proceed through preclinical studies to late-stage clinical trials towards potential approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods, are altered along the way in an effort to optimize processes. In addition, we may need a different CMO for manufacturing ficerafusp alfa or any future product candidates for commercial supply needs. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause ficerafusp alfa or any future product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the materials manufactured using altered processes. Such changes may also require additional testing, FDA notification or FDA approval. This could delay completion of clinical trials, increase clinical trial costs, delay approval of ficerafusp alfa and jeopardize our ability to commence sales and generate revenue.

We are subject to various manufacturing risks, any of which could substantially increase our costs and limit supply of ficerafusp alfa.
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
•actual or anticipated variations in operating results;

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
•general geopolitical and economic conditions; and
•other events or factors, many of which are beyond our control.

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

Based on the beneficial ownership of our common stock as of December 31, 2025, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially own a significant percentage of our common stock. These stockholders, if acting together, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, amendment of our organizational documents, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. In addition, certain of our principal stockholders, including Biocon, RA Capital and TPG LSA, are affiliated with members of our board of directors. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.
Future sales or issuances of our common stock in the public market could cause our common stock price to fall.

Our common stock price could decline as a result of sales of a large number of shares of common stock or the perception that these sales could occur. These sales, or the possibility that these sales may occur, might also make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. For example, in February 2026, we completed our February 2026 Offering of 8,581,250 shares of our common stock and pre-funded warrants to purchase 2,200,000 shares of our common stock. In the future, we may issue additional shares of common stock, or other equity or debt securities convertible into common stock, in connection with a financing, acquisition, employee arrangement, or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and could cause the price of our common stock to decline.

Our issuance of additional capital stock in connection with financings, acquisitions, investments, our stock incentive plans or otherwise will dilute all other stockholders.

We expect to issue additional capital stock in the future, including potentially through our ATM Program, that will result in dilution to all other stockholders. We expect to grant equity awards to employees, directors and consultants under our stock incentive plans. We may also raise capital through equity financings in the future. In addition, as of the date of this Annual Report on Form 10-K, we had outstanding pre-funded warrants to purchase 2,200,000 shares of our common stock with an exercise price of $0.0001 per share. The pre-funded warrants may be exercised at any time after the date of issuance solely by cashless exercise, at the holder’s election, until all of the pre-funded warrants are exercised in full, according to a formula set forth in the pre-funded warrants. Accordingly, we will not receive additional proceeds from the exercise of the pre-funded warrants and issuance of the underlying shares. If some or all of these pre-funded warrants are exercised, our stockholders could experience substantial dilution and such exercise may cause the market price of our stock to decline.

In addition, as part of our business strategy, we may acquire or make investments in complementary companies, products or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our common stock to decline.

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
Our fifth amended and restated certificate of incorporation, or our certificate of incorporation, and third amended and restated bylaws, or our bylaws, contain provisions that may discourage, delay or prevent a merger, acquisition or other change in control of our company that stockholders may consider favorable, including transactions in which our stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions:

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
•authorize our board of directors to issue preferred stock without stockholder approval, which could be used to institute a “poison pill” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors; and
•require the approval of not less than two-thirds of the votes that all our stockholders would be entitled to cast to amend or repeal specified provisions of our certificate of incorporation or bylaws.

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

Our bylaws provide that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any state law claims for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of, or a claim based on, fiduciary duty owed by any of our current or former directors, officers, and employees to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our certificate of incorporation or our bylaws (including the interpretation, validity or enforceability thereof), or (iv) any action asserting a claim that is governed by the internal affairs doctrine, in each case subject to the Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein, or the Delaware Forum Provision. The Delaware Forum Provision will not apply to any causes of action arising under the Securities Act of 1933, or the Securities Act, Securities Exchange Act of 1934, as amended, or the Exchange Act. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our bylaws further provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the U.S. shall be the sole and exclusive forum for resolving any complaint asserting a cause or causes of action arising under the Securities Act, or the Federal Forum Provision. In addition, our bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our common stock is deemed to have notice of and consented to the foregoing provisions; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.
The Delaware Forum Provision and the Federal Forum Provision in our bylaws may impose additional litigation costs on stockholders in pursuing any such claims. Additionally, the forum selection clauses in our bylaws may limit our stockholders’ ability to bring a claim in a forum that they find favorable for disputes with us or our directors, officers or employees, which may discourage such lawsuits against us and our directors, officers and employees even though an action, if successful, might benefit our stockholders. In addition, while the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court were “facially valid” under Delaware law, there is uncertainty as to whether other courts will enforce our Federal Forum Provision. If the Federal Forum Provision is found to be unenforceable, we may incur additional costs associated with resolving such matters. The Federal Forum Provision may also impose additional litigation costs on stockholders who assert that the provision is not enforceable or invalid. The Court of Chancery of the State of Delaware and the federal district courts of the U.S. may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.

We may not be able to satisfy listing requirements of Nasdaq or maintain a listing of our common stock on Nasdaq.

We must meet certain financial and liquidity criteria to maintain the listing of our common stock on Nasdaq. If we fail to meet any of Nasdaq’s listing standards, our common stock may be delisted. In addition, our board of directors may determine that the cost of maintaining our listing on a national securities exchange outweighs the benefits of such listing. A delisting of our common stock from Nasdaq may materially impair our stockholders’ ability to buy and sell our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock. The delisting of our common stock could significantly impair our ability to raise capital and the value of your investment.

Other General Risks

Unfavorable global economic and geopolitical conditions could adversely affect our business, financial condition, stock price and results of operations.

Our business could be adversely affected by unstable economic and political conditions within the United States and foreign jurisdictions, including as a result of an economic downturn and geopolitical events, such as changes in U.S. federal policy that affect the geopolitical landscape. Changes to policy implemented by the U.S. Congress, the current administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. In early 2025, the United States imposed tariffs on imports on its trading partners, including Canada, Mexico, the EU and China. Historically, tariffs have led to increased trade and political tensions, between not only the U.S. and China, but also between the U.S. and other countries in the international community. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Additionally, in September 2025, the current administration also announced a 100% tariff on brand-name or patented drugs unless pharmaceutical companies expand their manufacturing operations in the U.S. Although the pharmaceutical tariff is currently on hold, this could have a material adverse effect on our supply chain and business prospects as well as the larger biopharmaceutical industry. On February 20, 2026, the United States Supreme Court invalidated the reciprocal tariffs; however, President Trump has stated that he intends to use other authorities to maintain historically elevated tariffs. Historically, increased tariffs have led to more trade and political tensions and the status of these agreements between the United States and the various countries, in light of the U.S. Supreme Court’s February 20, 2026 decision, is not yet clear. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations.

The global credit and financial markets have also experienced extreme volatility and disruptions (including as a result of actual or perceived changes in interest rates, inflation and macroeconomic uncertainties), which has included severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, high inflation, uncertainty about economic stability, global supply chain disruptions, and increases in unemployment rates. The financial markets and the global economy may also be adversely affected by military conflict, including the ongoing conflicts between Russia and Ukraine, the conflict in the Middle East, or other geopolitical events. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. A severe or prolonged economic downturn could result in a variety of risks to our business, including a decrease in the demand for our drug candidates and in our ability to raise additional capital when needed on acceptable terms, if at all. For example, there has been proposed U.S. legislation that may restrict the ability of U.S. biopharmaceutical companies to purchase services or products from, or otherwise collaborate with, certain Chinese biotechnology companies of concern without losing the ability to contract with, or otherwise receive funding from, the U.S. government. We continue to assess the legislation as it develops to determine whether it could have an effect on our contractual relationships. Furthermore, any disruptions to our supply chain as a result of unfavorable global economic conditions, including due to geopolitical conflicts or public health crises, could negatively impact the timely execution of our ongoing and future clinical trials. In addition, current inflationary trends in the global economy may impact salaries and wages, costs of goods and transportation expenses, among other things, and recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures may create market and economic instability. We cannot anticipate all of the ways in which the foregoing, and the current economic climate and financial market conditions generally, could adversely impact our business.
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
Despite the implementation of security measures, our information technology systems and data and those of our current or future CROs or other contractors and consultants are vulnerable to compromise or damage from computer hacking, computer viruses, social engineering (e.g., phishing attacks) and malware (e.g., ransomware malicious software), fraudulent activity, employee and vendor misconduct, human error, telecommunication and electrical failures, natural disasters, or other cybersecurity attacks or accidents. Future acquisitions could expose us to additional cybersecurity risks and vulnerabilities from any newly acquired information technology infrastructure. Cybersecurity attacks are constantly increasing in frequency and sophistication and are made by groups and individuals with a wide range of motives (including industrial espionage) and expertise, including by organized criminal groups, “hacktivists,” nation states, and others.

Attempts to disrupt or gain unauthorized access to our and our third-party vendors’ information systems from malicious third parties or insider threats may incorporate widely varying and frequently changing tactics, which may be enhanced or facilitated by evolving technologies, including artificial intelligence. As a result of a continued hybrid working environment, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. Further, as a company with an increasingly global presence, our systems are subject to frequent attacks, which are becoming more commonplace in the industry, including attempted hacking, phishing attempts, such as cyber-related threats involving spoofed or manipulated electronic communications, which increasingly represent considerable risk. Due to the nature of some of the attacks described herein, there is a risk that an attack may remain undetected for a period of time. Even if identified, we may be unable to adequately investigate or remediate cybersecurity incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. While we continue to make investments to improve the protection of data and information technology, there can be no assurance that our efforts will prevent service interruptions or cybersecurity incidents or breaches.

Like other companies in our industry, we and our service providers have experienced threats and cybersecurity incidents relating to our information technology systems and infrastructure. Any significant cybersecurity incident could adversely affect our business, by leading to, for example, the loss of trade secrets or other intellectual property, demands for ransom or other forms of blackmail, or the unauthorized disclosure of personal or other sensitive information of our employees, clinical trial patients, customers, and others. If we were to experience a significant cybersecurity incident, it could seriously harm our development programs and our business operations. We could be subject to cybersecurity incident or breach notification requirements, regulatory actions taken by governmental authorities, litigation under laws that protect the privacy of personal information, or other forms of legal proceedings, which could result in significant liabilities or penalties, result in substantial costs and require attention from management. Further, a significant cybersecurity incident or breach may disrupt our business or damage our reputation, which could have a material adverse effect on our business, prospects, operating results, share price and shareholder value, and financial condition. We could also incur substantial remediation costs, including the costs of investigating the incident, repairing or replacing damaged systems, restoring normal business operations, implementing increased cybersecurity protections, and paying increased insurance premiums.

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

To the extent that any disruption or significant cybersecurity incident or breach were to result in a loss of, or damage to, our data or systems, or inappropriate disclosure of confidential or proprietary or personal information, we could incur liability, our competitive position could be harmed, and the further development and commercialization of ficerafusp alfa could be delayed, result in substantial costs and require attention from management. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our privacy and data security obligations. Further, although we maintain cyber liability insurance, this insurance may not provide adequate coverage against potential liabilities related to any significant cybersecurity incident or breach.

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
•reduced disclosure obligations regarding executive compensation; and
•exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In this Annual Report on Form 10-K and our periodic reports and proxy statements, we have not included and do not expect to include all of the executive compensation-related information that would be required if we were not an emerging growth company.

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

We will continue to incur increased costs as a result of operating as a public company, and our management need to devote substantial time to related compliance initiatives and corporate governance practices.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Protection Act, as well as rules adopted, and to be adopted, by the SEC and Nasdaq. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, we expect these rules and regulations to continue to require that we incur substantial legal and financial compliance costs and to make some activities more time-consuming and costly, which will increase our operating expenses. We cannot accurately predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

If we fail to establish and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.
Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be reevaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. We have implemented the process of documenting, reviewing and improving our internal controls and procedures for compliance with Section 404 of the Sarbanes-Oxley Act, which requires annual management assessment of the effectiveness of our internal control over financial reporting beginning with this Annual Report on Form 10-K. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act, or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We are required to disclose changes made in our internal controls and procedures on a quarterly basis and our management is required to assess the effectiveness of these controls annually. However, for as long as we are an emerging growth company or a non-accelerated filer, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act. We could be an emerging growth company for up to five years following our IPO. An independent assessment of the effectiveness of our internal controls over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls over financial reporting could lead to restatements of our financial statements and require us to incur the expense of remediation.

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
As of December 31, 2025, we had approximately $191.6 million of federal net operating losses, or NOLs. Federal NOLs generated in taxable years since inception, may be carried forward indefinitely, but the deductibility of such federal NOLs is limited to 80% of our taxable income. As of December 31, 2025, we had approximately $187.4 million of state NOLs. Of the state NOLs, some are of indefinite life, but most are of definite life with various expiration dates, beginning in 2039. As of December 31, 2025, we had approximately $7.5 million of federal research and development tax credit carryforwards. Federal tax credit carryforwards expire at various dates, beginning in 2040. As of December 31, 2025, we had approximately $1.0 million of state research and development tax credit carryforwards. The state tax credits, which have various carryforward rules, begin to expire in 2035.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by one or more “5-percent shareholders” over a three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income or taxes may be limited. A corporation that experiences an ownership change will generally be subject to an annual limitation on the use of its pre-ownership change NOLs equal to the value of the corporation immediately before the ownership change, multiplied by the long-term tax-exempt rate (subject to certain adjustments). We may have experienced ownership changes in the past and may experience ownership changes as a result of our acquisitions of assets and/or subsequent shifts in our stock ownership (some of which are outside our control). There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs by federal or state taxing authorities or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities. As a result, our ability to use our pre-change NOLs and tax credits to offset future taxable income, if any, could be subject to limitations. Similar provisions of state tax law may also apply. As a result, even if we attain profitability, we may be unable to use a material portion of our NOLs and tax credits.

Changes in tax law could adversely affect our business and financial condition.

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the U.S. Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application), including with respect to NOLs and research and development tax credits, could adversely affect us or holders of our common stock. For example, the OBBBA was signed into law on July 4, 2025 and made significant changes to U.S. federal tax law. Under Section 174 of the Code, in taxable years beginning after December 31, 2021, expenses that are incurred for research and development performed outside the U.S. will be capitalized and amortized, which may have an adverse effect on our cash flow. The OBBBA provides that for taxable years beginning after December 31, 2024, expenses that are incurred for research and development performed in the U.S. may, at the taxpayer’s election, be immediately deducted or capitalized and amortized. In addition, the OBBBA provides that for taxable years beginning after December 31, 2021 and before January 1, 2025, certain eligible taxpayers generally may elect to retroactively deduct expenses for research and development performed in the U.S. in such taxable years by filing amended tax returns for such taxable years, and all other taxpayers that are not eligible to make such an election and that amortized expenses for research and development performed in the U.S. in such taxable years generally may elect to accelerate and deduct the remaining unamortized amounts of such research and development expenses (i) in the first taxable year beginning after December 31, 2024, or (ii) ratably over the two-taxable year period beginning with the first taxable year beginning after December 31, 2024. In recent years, many changes to tax laws have been made and changes are likely to continue to occur in the future. Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations. We urge investors to consult with their legal and tax advisers regarding the implications of potential changes in tax laws on an investment in our common stock.

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

•As part of our cybersecurity risk management program, we maintain a risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers and other external users of our systems, as well as the systems of third parties that could adversely impact our business.

•In an effort to deter and detect cyber threats, we perform annual phishing tests with employees. We also conduct annual cybersecurity and prevention training for employees, which may cover topics such as social engineering, phishing, password protection, confidential data protection, artificial intelligence, and mobile security, and is designed to educate employees on incident reporting. We also use technology-based tools, including third-party tools and solutions, designed to mitigate cybersecurity risks and to bolster our employee-based cybersecurity programs.

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

Governance Related to Cybersecurity Risks

Our Board of Directors, or the Board, has established oversight mechanisms to manage risks from cybersecurity threats. Our Audit Committee of the Board, or the Audit Committee, has primary responsibility for oversight of cybersecurity risk, pursuant to the Audit Committee charter, and periodically updates our Board on such matters.

Our cybersecurity program is led by our Vice President, IT, who is tasked with the oversight of company-wide cybersecurity strategy, policy, and standards across relevant departments to assess and help prepare us to address cybersecurity risks. Our Vice President, IT reports to the Chief Financial Officer, or CFO. Our Vice President, IT has over twenty-five years of experience in information technology and also leverages the experience of a third-party managed systems provider. Our Vice President, IT regularly reports to the CFO as well as to other executive management and the Audit Committee on cyber matters, as appropriate.

Item 2. Properties

Our principal facilities consist of office space. Our corporate headquarters are currently located in Boston, Massachusetts, where we lease a total of 9,361 square feet at 116 Huntington Avenue pursuant to an Office Lease Agreement with Columbia REIT - 116 Huntington, LLC, dated August 16, 2023, as amended, or the Lease, for 9,361 square feet and a Sublease Agreement with J.W. Childs Associates, L.P., dated June 2, 2025, or the Sublease, for 9,682 square feet. The Lease and Sublease both expire on June 30, 2027, with an option to renew the Lease term for three (3) years. We believe that these facilities will be adequate for our near-term needs. If required, we believe that suitable additional or alternative space would be available in the future on commercially reasonable terms.

Item 3. Legal Proceedings

We are subject to various litigation, claims and other proceedings that arise from time to time in the ordinary course of business. On October 22, 2024, a complaint was filed in federal district court in the District of Massachusetts by Y-Trap, Inc., or Y-Trap, naming as defendants us and Biocon Ltd, or Biocon, captioned Y-Trap, Inc. v. Biocon Ltd and Bicara Therapeutics Inc., No. 24-cv-12678 (D. Mass.). The operative complaint alleges a claim against defendants for correction of inventorship of a number of patents, including patents alleged to be licensed to us relating to ficerafusp alfa. The complaint also alleges claims against defendants for unfair trade practices pursuant to Chapter 93A of the Massachusetts General Laws, unjust enrichment, and civil conspiracy. The complaint seeks, among other things, damages (including compensatory, enhanced, and punitive damages), an order correcting the inventorship of the patents at issue, costs and attorney’s fees, and other equitable and injunctive relief. On January 31, 2025, Y-Trap filed its operative amended complaint. On February 28, 2025, Biocon and Bicara moved to dismiss all of Y-Trap’s claims. On September 30, 2025, the court denied our motion. On October 30, 2025, we answered the operative complaint. We will continue to vigorously defend against this litigation.

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on The Nasdaq Global Market under the symbol “BCAX” and has been publicly traded since September 13, 2024. Prior to this time, there was no public market for our common stock.

Holders

As of March 24, 2026, we had approximately 33 holders of record of our common stock. This number does not include beneficial owners whose shares were held by nominees in street name. The actual number of holders of our common stock is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Equity Compensation Plans

The information required by this item will be set forth in our 2026 Proxy Statement and is incorporated in this Annual Report on Form 10-K by reference.

Recent Sales of Unregistered Securities

None.

Use of Proceeds from Initial Public Offering of Common Stock

On September 12, 2024, our Registration Statement on Form S-1, as amended (File No. 333-281722), or the Registration Statement, filed in connection with our initial public offering, or IPO, was declared effective by the SEC. Morgan Stanley & Co. LLC, TD Securities (USA) LLC, Cantor Fitzgerald & Co. and Stifel, Nicolaus & Company acted as representatives of the underwriters for this offering. On September 16, 2024, we completed our IPO whereby we sold 20,125,000 shares of common stock at a public offering price of $18.00 per share, which included full exercise of the underwriters’ option to purchase 2,625,000 additional shares, resulting in gross proceeds to us of $362.3 million. The aggregate net proceeds received by us from the offering were $332.4 million, after deducting the underwriting discounts and commissions and offering costs payable by us. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

The offering terminated after the sale of all securities registered pursuant to the Registration Statement. There has been no material change in the expected use of the net proceeds from our IPO as described in the final prospectus dated September 12, 2024 and filed with the SEC on September 13, 2024, pursuant to Rule 424(b)(4) (File No. 333-281722) of the Securities Act.

Item 6. [Reserved]

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

Overview

We are a clinical-stage biopharmaceutical company committed to bringing transformative bifunctional therapies to patients with solid tumors. We have built a platform designed to facilitate the development of bifunctional therapies that precisely target the tumor and deliver a tumor-modulating payload to the tumor site. This dual-targeting approach both enhances drug exposure within the tumor microenvironment, or TME, and limits systemic toxicity. This approach was deployed in the development of our lead program ficerafusp alfa, formerly BCA101, a bifunctional epidermal growth factor receptor-, or EGFR, directed monoclonal antibody bound to a human transforming growth factor beta, or TGF-β, ligand trap.

By combining these two clinically validated targets, ficerafusp alfa has the potential to exert potent anti-tumor activity by simultaneously blocking both cancer cell-intrinsic EGFR survival and proliferation, as well as the immunosuppressive TGF-β signaling within the TME. Ficerafusp alfa directs the TGF-β inhibitor into the immediate TME through the binding of EGFR on tumor cells, which we believe will drive the tumor penetration of immune cells that lead to deep and durable responses and an increase in overall survival, or OS.

We believe ficerafusp alfa has the potential to provide meaningful clinical benefit in solid tumors that are challenged by inadequate tumor penetration and where there is a strong biologic rationale for the dual inhibition of both EGFR and TGF-β, such as head and neck cancers and other squamous cell carcinomas which typically overexpress EGFR and TGF-β pathways. We are focusing our efforts and resources on the continued development of ficerafusp alfa in those tumor types for which there is strong biologic rationale and remaining unmet need for enhanced tumor penetration.

Since our inception in December 2018, we have not generated any revenue from product sales or other sources and have incurred significant operating losses and negative cash flows from our operations. Our primary uses of cash to date have been conducting research and development, advancing development of ficerafusp alfa, raising capital, building infrastructure, developing intellectual property, hiring personnel and providing general and administrative support for these operations. To date, we have funded our operations primarily through sale of common stock in connection with our initial public offering, or IPO, ATM Program (as defined below), our February 2026 Offering (as defined below), exercise of stock options, private placements of our redeemable convertible preferred stock, and through debt financing. As of December 31, 2025, we had raised aggregate net proceeds of $719.6 million and had cash, cash equivalents and marketable securities of $414.8 million. The February 2026 Offering (as defined below) closed on February 26, 2026 and resulted in net proceeds to us of approximately $161.8 million, after deducting underwriting discounts and commissions and offering expenses.

We have incurred operating losses in each year since our inception. Our net losses were $138.0 million and $68.0 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $359.0 million. We expect our expenses and operating losses will increase substantially as we:

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

Based upon our current operating plans, we believe that our existing cash, cash equivalents and marketable securities, together with the net proceeds from our February 2026 Offering, will be sufficient to fund our operations and capital expenditure requirements into the first half of 2029. Without additional funding, we believe that we will have sufficient funds to meet our obligations within the next twelve months from the date of issuance of our consolidated financial statements. We do not expect to generate any revenue from product sales unless and until we successfully complete development and obtain regulatory approval for ficerafusp alfa or future product candidates, which will not be for at least the next several years, if ever. If we obtain regulatory approval for ficerafusp alfa or any of our future product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, until such time as we can generate significant revenue from sales of our product candidate, if ever, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. See the section titled “Liquidity and Capital Resources” below. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidate that we would otherwise prefer to develop and market ourselves.

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

Other (Expenses) Income

Interest Income

Interest income consists primarily of interest income earned on cash, cash equivalents and marketable securities. We expect our interest income will fluctuate based on future cash.

Income Taxes

The Company’s provision for income taxes is not material for the years ended December 31, 2025 and 2024.

Since our inception, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items.

Other Comprehensive Income

During the year ended 2025, the Company held marketable securities in U.S. Treasury Bills. The unrealized gain on these instruments was recorded in Other Comprehensive Income.

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

The following table summarizes our results of operations for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024	Change
Operating expenses
Research and development - related party	$18,672	$8,216	$10,456
Research and development	106,424	55,403	51,021
General and administrative	30,508	18,770	11,738
Total operating expenses	155,604	82,389	73,215
Loss from operations	(155,604)	(82,389)	(73,215)

Other income, net
Interest income	17,871	14,581	3,290
Total other income, net	17,871	14,581	3,290
Net loss before income taxes	(137,733)	(67,808)	(69,925)
Income tax expense	(217)	(187)	(30)
Net loss	$(137,950)	$(67,995)	$(69,955)

Research and Development Expenses (including Research and Development—Related Party)

Research and development expenses increased by $61.5 million from $63.6 million for the year ended December 31, 2024 to $125.1 million for the year ended December 31, 2025. The following table summarizes our research and development expenses for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024	Change
Manufacturing and process development	$48,798	$23,411	$25,387
Clinical operations and development	47,630	27,146	20,484
Research and development personnel cost and other (including stock-based compensation)	25,544	10,330	15,214
Research	3,124	2,732	392
Total research and development expenses	$125,096	$63,619	$61,477
The increase in research and development expenses for the year ended December 31, 2025 compared to the year ended December 31, 2024 was primarily due to:

•approximately $25.4 million in increased manufacturing and process development cost driven by additional batch manufacturing of drug substance in connection with our Phase 2/3 FORTIFI-HN01 pivotal trial and Phase 1/1b clinical trial;
•approximately $20.5 million in increased clinical operations and development expenses driven by costs associated with our Phase 2/3 FORTIFI-HN01 pivotal trial and continued patient enrollment in our ongoing Phase 1/1b trials;
•approximately $15.2 million in increased personnel related costs, including stock-based compensation, driven by higher number and value of stock options granted and an increase in the size of our workforce to support clinical development, manufacturing and research and increased professional service expenses as we continue to build out our clinical operations and development functions; and
•approximately $0.4 million in increased research expenses due to the ongoing Phase 2/3 FORTIFI-HN01 trial.

General and Administrative Expenses

General and administrative expenses increased by $11.7 million from $18.8 million for the year ended December 31, 2024 to $30.5 million for the year ended December 31, 2025. The following table summarizes our general and administrative expenses for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024	Change
General and administrative personnel costs (including stock-based compensation)	$20,582	$12,545	$8,037
Professional fees	5,910	3,696	2,214
Facility costs, IT, office expense and other	4,016	2,529	1,487
Total general and administrative expenses	$30,508	$18,770	$11,738

The increase in general and administrative expenses for the year ended December 31, 2025 compared to the year ended December 31, 2024 was primarily due to:

•approximately $8.0 million in increased personnel related costs, including stock-based compensation, driven by an increase in the size of our workforce and by a higher number and value of stock options granted;
•approximately $2.2 million in increased professional service expenses associated with higher legal, accounting and other expenses as we continue to build out our general and administrative functions to support advancing of our clinical trials and operating a publicly traded company; and
•approximately $1.5 million in increased facility costs, IT, office expense and other expense for insurance policies entered into for directors and officers, rental expense from the additional lease entered into in the second half of 2024, rental expense from the sublease entered into in the second half of 2025, and information technology expenses.

Other Income, Net - Interest Income

Interest income for the years ended December 31, 2025 and 2024 was $17.9 million and $14.6 million, respectively. The increase was primarily due to an increase in cash, cash equivalents and marketable securities from the sale of common stock.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception in December 2018, we have not generated any revenue from any sources and have incurred significant operating losses and negative cash flows from operations. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the clinical development of ficerafusp alfa or any future product candidates we elect to pursue. Further we expect to incur additional costs associated with operating as a public company. From our inception in December 2018 through December 31, 2025, we have received aggregate net proceeds of $719.6 million from the sale of our common stock in the IPO, the sale of our common stock under our ATM Program, exercise of stock options, and sale of redeemable convertible preferred stock in private placements and debt financing.

“At-the-Market” Offering

On October 3, 2025, we filed a Registration Statement on Form S-3 with the SEC covering the offering of up to $400.0 million of common stock, preferred stock, debt securities, warrants and/or units. The Registration Statement was declared effective by the SEC on November 26, 2025. Concurrent with the filing of the Registration Statement, we entered into a sales agreement, dated October 3, 2025, by and between the Company and TD Securities (USA) LLC, acting as sales agent, to establish an at-the-market offering program pursuant to which we may offer and sell shares of our common stock from time to time, or the ATM Program. In connection with the ATM Program, we filed a prospectus with the Registration Statement for the offer and sale of up to $150.0 million of shares of common stock from time to time through the sales agent. As market conditions permit, we may offer and sell securities under the Registration Statement, including through the ATM Program, in order to fund our operations or provide additional liquidity. For the year ended December 31, 2025, a total of 1,604,000 shares of our common stock had been sold through the ATM Program, resulting in net proceeds to us of $29.5 million.

February 2026 Offering

In February 2026, we entered into an underwriting agreement with Morgan Stanley & Co. LLC, TD Securities (USA) LLC and BofA Securities, Inc., as representatives of the underwriters named therein, pursuant to which we issued and sold an aggregate of (i) 8,581,250 shares of our common stock at a price to the public of $16.00 per share, which included full exercise of the underwriters’ option to purchase 1,406,250 additional shares of our common stock at the public offering price, and (ii) pre-funded warrants to purchase up to 2,200,000 shares of common stock at a public offering price of $15.9999 per pre-funded warrant, or the February 2026 Offering. The February 2026 Offering closed on February 26, 2026 and resulted in net proceeds to us of approximately $161.8 million, after deducting underwriting discounts and commissions and offering expenses.

Future Funding Requirements

As of December 31, 2025, we had cash, cash equivalents and marketable securities of $414.8 million. Based upon our current operating plans, we believe that our existing cash, cash equivalents and marketable securities, including the net proceeds from our February 2026 Offering, will be sufficient to fund our operations and capital expenditure requirements into the first half of 2029. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. Additionally, the process of testing our product candidate in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain. We will need to raise substantial additional capital in the future.

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

Cash Flows

Comparison of the Years Ended December 31, 2025 and 2024

The following table sets forth a summary of the net cash flow activity for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Net cash used in operating activities	$(106,834)	$(74,751)
Net cash used in investing activities	(318,453)	(9)
Net cash provided by financing activities	32,261	334,031
Net increase (decrease) in cash and cash equivalents	$(393,026)	$259,271

Operating Activities

For the year ended December 31, 2025, net cash used in operating activities was $106.8 million resulting from our net loss of $138.0 million and a net increase in our operating assets and liabilities of $14.8 million and non-cash charges of $16.3 million, which consists primarily of stock-based compensation.

For the year ended December 31, 2024, net cash used in operating activities was $74.8 million resulting from our net loss of $68.0 million and a net decrease in our operating assets and liabilities of $14.1 million partially offset by non-cash charges of $7.4 million, which consisted primarily of $7.4 million of stock-based compensation expenses.

Investing Activities

Net cash used in investing activities was $318.5 million during the year ended December 31, 2025 as compared to $0.0 million during the year ended December 31, 2024. The increase in net cash used in investing activities was due to a large purchase of marketable securities in short-term and long-term U.S. Treasury Securities.

Financing Activities

Net cash provided by financing activities was $32.3 million during the year ended December 31, 2025 due to net proceeds of $29.5 million raised from the sale of our common stock under the ATM Program and $2.8 million from the exercises of stock options.

Net cash provided by financing activities was $334.0 million during the year ended December 31, 2024, consisting primarily of net proceeds of $332.4 million from the sale of our common stock in our initial public offering and $1.6 million from the exercise of stock options.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2025 (in thousands):

	Payment Due by Period
	Total	Less than 1 Year	1-3 years	4-5 years
Operating lease commitments	$1,794	$1,190	$604	$—
Total	$1,794	$1,190	$604	$—

We enter into contracts in the normal course of business with contract research organizations for clinical trials, with contract manufacturing organizations, or CMOs, for clinical supplies manufacturing and with other vendors for supplies and other products and services for operating purposes. These agreements generally provide for termination at the request of either party generally with less than one-year notice and, therefore, we believe that our non-cancellable obligations under these agreements are not material. We do not currently expect any of these agreements to be terminated and did not have any non-cancellable obligations under these agreements as of December 31, 2025 and 2024.

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under rules and regulations of the SEC.

Critical Accounting Policies and Estimates

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

Common Stock Valuation

Due to the absence of an active market for our common stock prior to our IPO completed on September 13, 2024, we utilized methodologies, approaches and assumptions consistent with the American Institute of Certified Public Accountants’ Audit and Accounting Practice Guide: Valuation of Privately-Held Company Equity Securities Issued as Compensation to estimate the fair value of our common stock. In determining the exercise prices for options granted, we considered the fair value of the common stock as of the grant date. The fair value of our common stock was determined by our board of directors using a variety of factors, including: valuations of our common stock performed with the assistance of independent third-party valuation specialists; our stage of development and business strategy, including the status of research and development efforts of our product candidate, and the material risks related to our business and industry; our business conditions and projections; our results of operations and financial position, including our levels of available capital resources; the valuation of publicly traded companies in the life sciences and biotechnology sectors, as well as recently completed mergers and acquisitions of peer companies; the lack of marketability of our common stock as a private company; the prices of our preferred stock sold to third party investors, and the rights, preferences and privileges of our preferred stock relative to those of our common stock; the likelihood of achieving a liquidity event for the holders of our common stock, such as an initial public offering or a sale given prevailing market conditions; trends and developments in our industry; the hiring of key personnel and the experience of management; and external market conditions affecting the life sciences and biotechnology industry sectors. Significant changes to the key assumptions underlying the factors used could result in different fair values of our common stock at each valuation date.

Valuation Methodologies

Our common stock valuations were prepared in accordance with the guidelines in the AICPA Practice Aid, which prescribes several valuation approaches for determining the value of an enterprise, such as the cost, market and income approaches, and various methodologies for allocating the value of an enterprise to its capital structure and specifically the common stock.

Prior to the IPO, our common stock valuations were prepared using (i) the back-solve method to calculate the total equity value and the option-pricing method, or OPM, to allocate the total equity value and (ii) probability weighted expected return method, or PWERM.
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

Following the closing of the IPO, the fair value of our common stock has been determined based on the quoted market price of our common stock.

Stock-Based Compensation

Stock-based compensation expense represents the cost of the grant date fair value of equity awards recognized over the requisite service period of the awards (usually the vesting period) on a straight-line basis. We estimate the fair value of stock option awards using the Black-Scholes option pricing model and recognize forfeitures as they occur.

The Black-Scholes option pricing model requires the use of subjective assumptions, including the risk-free interest rate, the expected stock price volatility, the expected term of stock options, the expected dividend yield, and the fair value of the underlying common stock on the date of grant. Changes in the assumptions can materially affect the fair value and ultimately how much stock-based compensation expense is recognized. These inputs are subjective and generally require judgment to develop. See Note 10 titled “Stock-based Compensation” to our consolidated financial statements included elsewhere in this Form 10-K for information concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options granted for the years ended December 31, 2025, and 2024, respectively.

For awards that vest based solely on achievement of a service condition, we recognize expense on a straight-line basis over the period during which the award holder provides such services. We recognize forfeitures as they occur and reverse any previously recognized compensation cost associated with forfeited awards. We account for share-based compensation for awards granted to non-employees in a similar fashion to the way it accounts for share-based compensation awards to employees.

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

Item 7A. Quantitative and Qualitative Disclosure

Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of December 31, 2025, we had $414.8 million in cash, cash equivalents and marketable securities, which consisted of cash, money market funds and treasury bills. Our cash, cash equivalents and marketable securities are primarily maintained in accounts with multiple financial institutions in the U.S. At times, we may maintain cash, cash equivalent and marketable securities balances in excess of Federal Deposit Insurance Corporation limits. We do not believe that we are subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term duration of our investment portfolio and the low risk profile of our marketable securities, we believe an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio. We would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investment portfolio.

Inflation Risk

Inflation generally affects us by increasing our cost of labor and research and development contract costs. We do not believe inflation has had a material effect on our results of operations during the periods presented.

Foreign Currency Exchange Risk

We are exposed to foreign exchange rate risk. Our headquarters is located in the U.S., where the majority of our general and administrative expenses and research and development costs are incurred in U.S. dollars. While we are subject to fluctuations in foreign currency rates in connection with these arrangements, to date, these fluctuations have not been significant. Based on our expected volumes with these vendors and employees in fiscal year 2025, a movement of 10% in the exchange rates would not have a material effect on our results of operations or financial condition.

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements, together with the reports of our independent registered public accounting firm, appear beginning on page 124 of this Annual Report for the year ended December 31, 2025.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2025. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025.

Management’s Annual Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, a company’s principal executive officer and principal financial officer, or persons performing similar functions, and effected by a company’s board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of a company’s assets;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that a company’s receipts and expenditures are being made only in accordance with authorizations of the company’s management and directors; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of a company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013).

Based on this assessment as of December 31, 2025, management concluded that our internal control over financial reporting was effective at the reasonable assurance level.

Our independent registered accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act, and our unaffiliated market capitalization exceeds $700 million.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2025 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

a.None.

b.During the quarter ended December 31, 2025, none of our directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and, other than the information required by Item 402(v) of Regulation S-K, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Our independent public accounting firm is KPMG LLP, Boston, Massachusetts, United States, PCAOB Auditor ID 185.

The information required by this Item 14 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)Financial Statements

•For a list of the financial statements included herein, see Index to the Consolidated Financial Statements on page 120 of this Annual Report on Form 10-K, incorporated into this Item by reference.

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

To the To the Stockholders and Board of Directors Bicara Therapeutics Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Bicara Therapeutics Inc. and subsidiary (the Company) as of December 31, 2025 and 2024, the related consolidated statements of comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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
Boston, Massachusetts March 30, 2026

BICARA THERAPEUTICS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share data)

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$96,685	$489,711
Prepaid expenses and other assets	7,252	12,822
Marketable securities	318,116	—
Total current assets	422,053	502,533

Property and equipment, net	330	155
Right of use asset – operating lease	1,701	690
Other assets	6,910	6,618
Total assets	$430,994	$509,996

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$5,515	$3,893
Accounts payable – related party	2,278	615
Accrued expenses and other current liabilities	18,898	12,875
Accrued expenses and other current liabilities – related party	1,141	—
Operating lease liability – current portion	1,117	607
Total current liabilities	28,949	17,990

Operating lease liability – net of current portion	593	131
Total liabilities	29,542	18,121

Commitments and Contingencies (Note 7)

Stockholders' equity (deficit):
Preferred stock $0.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized; 56,600,724 and 54,444,180 shares issued and 56,600,724 and 54,440,013 shares outstanding as of December 31, 2025 and December 31, 2024, respectively	7	7
Additional paid-in capital	760,168	712,884
Accumulated other comprehensive gain	243	—
Accumulated deficit	(358,966)	(221,016)
Total stockholders' equity	401,452	491,875

Total liabilities and stockholders’ equity	$430,994	$509,996

See accompanying notes to consolidated financial statements

BICARA THERAPEUTICS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands except shares and per share data)

	Year Ended December 31,
	2025	2024
Operating expenses
Research and development - related party	$18,672	$8,216
Research and development	106,424	55,403
General and administrative	30,508	18,770
Total operating expenses	155,604	82,389
Loss from operations	(155,604)	(82,389)

Other income, net
Interest income	17,871	14,581
Total other income, net	17,871	14,581
Net loss before income taxes	(137,733)	(67,808)
Income tax expense	(217)	(187)
Net loss	$(137,950)	$(67,995)

Net Loss per share, basic and diluted	$(2.52)	$(4.05)

Weighted-average number common shares outstanding, basic and diluted	54,676,896	16,805,524
Other comprehensive income:
Unrealized gain on marketable securities, net of tax	243	—
Total other comprehensive income	243	—
Total comprehensive loss	$(137,707)	$(67,995)

See accompanying notes to consolidated financial statements

BICARA THERAPEUTICS INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands except shares)

	Seed Series Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Series C Redeemable Convertible Preferred Stock		Common Equity		Additional Paid in Capital	Accumulated Other Comprehensive Gain	Accumulated Deficit	Total Stockholders Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
December 31, 2023	81,790,144	$81,525	105,595,101	$121,148	119,599,872	$164,604	640,386	$2	$4,250	$—	$(153,021)	$(148,769)
Issuance of common stock, net of offering cost, expenses and discount	—	—	—	—	—	—	20,125,000	2	332,427	—	—	332,429
Conversion of convertible preferred stock into common stock upon initial public offering	(81,790,144)	(81,525)	(105,595,101)	(121,148)	(119,599,872)	(164,604)	33,210,876	3	367,150	—	—	367,153
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	416,555	—	1,660	—	—	1,660
Vesting of restricted common stock	—	—	—	—	—	—	47,196	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	7,397	—	—	7,397
Net loss	—	—	—	—	—	—	—	—	—	—	(67,995)	(67,995)
December 31, 2024	—	$—	—	$—	—	$—	54,440,013	$7	$712,884	$—	$(221,016)	$491,875
Issuance of common stock, net of offering cost, expenses and discount	—	—	—	—	—	—	1,604,000	—	29,498	—	—	29,498
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	556,711	—	2,780	—	—	2,780
Stock-based compensation	—	—	—	—	—	—	—	—	15,006	—	—	15,006
Unrealized gain on marketable securities, net of tax	—	—	—	—	—	—	—	—	—	243	—	243
Net loss	—	—	—	—	—	—	—	—	—	—	(137,950)	(137,950)
December 31, 2025	—	$—	—	$—	—	$—	56,600,724	$7	$760,168	$243	$(358,966)	$401,452

See accompanying notes to consolidated financial statements

BICARA THERAPEUTICS INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2025	2024
Operating activities:
Net loss	$(137,950)	$(67,995)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	15,006	7,397
Depreciation	105	56
Non-cash lease expense	895	(77)
Net amortization of premiums and discounts on marketable securities	301	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	5,281	(16,850)
Accounts payable and accrued expenses	7,657	6,627
Accounts payable and accrued expenses – related party	2,803	(3,990)
Operating lease liabilities	(932)	81
Net cash used in operating activities	(106,834)	(74,751)

Investing activities:
Purchases of marketable securities	(318,173)	—
Purchase of property and equipment	(280)	(71)
Proceeds from sale of property and equipment	—	62
Net cash used in investing activities	(318,453)	(9)

Financing activities:
Proceeds from issuance on common stock, net of issuance costs	29,498	332,427
Proceeds from exercise of options	2,763	1,604
Net cash provided by financing activities	32,261	334,031

Net increase (decrease) in cash and cash equivalents	(393,026)	259,271
Cash and cash equivalents at beginning of period	489,711	230,440
Cash and cash equivalents at end of period	$96,685	$489,711

Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Right-of-use asset obtained in exchange for lease liability	$1,878	$413

See accompanying notes to consolidated financial statements

1.Description of Business, Organization, and Liquidity

Bicara Therapeutics Inc. (“Bicara” or the “Company”) was incorporated in the state of Delaware in December 2018 and is a clinical-stage biopharmaceutical company based in Boston, Massachusetts. The Company is committed to bringing transformative bifunctional therapies to patients with solid tumors. Its lead program, ficerafusp alfa, is a bifunctional antibody that combines a clinically validated epidermal growth factor receptor directed monoclonal antibody bound to a human transforming growth factor beta ligand trap.

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

The Company historically has funded its operations from the issuance of common stock in connection with its initial public offering (“IPO”), issuance of common stock in connection with its at-the-market offering program (the “ATM Program”), issuance of equity securities in a public offering in February 2026, redeemable convertible preferred stock and through debt financing.

From December 2020 through March 2023, the Company issued 81,790,144 shares of Series Seed preferred stock, net of authorized shares reduction. In 2023, the Company issued 105,595,101 shares of Series B preferred stock. The Company additionally issued 119,599,872 shares of Series C preferred stock. All preferred shares were converted to common shares on September 13, 2024.

On September 16, 2024, the Company completed its IPO, through which it issued 20,125,000 shares of common stock with par value of $0.0001 per share and a purchase price of $18.00 per share. The Company raised net proceeds of $332.4 million from the issuance of common stock.

In December 2025, the Company issued 1,604,000 shares of common stock with par value of $0.0001 per share through the ATM Program and raised net proceeds of $29.5 million (see Note 8 - Equity).

The Company has incurred operating losses since inception and expects such losses and negative operating cash flows to continue for the foreseeable future. As of December 31, 2025, the Company had cash, cash equivalents and marketable securities of $414.8 million and an accumulated deficit of $359.0 million.

The Company expects that its cash, cash equivalents and marketable securities as of December 31, 2025 of $414.8 million, together with net proceeds raised in the first quarter of 2026 from the sale of the Company’s common stock and pre-funded warrants, will be sufficient to fund the operating expenditures and capital expenditure requirements necessary to advance its research efforts and clinical trials for at least one year from the date of issuance of these consolidated financial statements.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosure of contingent assets and liabilities as of and during the reporting period. The Company bases its estimates on historical experience when available and on other assumptions that management believes are reasonable under the circumstances. Significant estimates and assumptions reflected in these consolidated financial statements include but are not limited to: the estimated costs of research and development activities, and the pre-IPO fair values of common stock and stock awards and associated stock-based compensation expense. The Company assesses estimates on an ongoing basis; however, actual results could materially differ from those estimates.

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

Cash and Cash Equivalents

The Company’s cash and cash equivalents are held in standard checking accounts and money market funds at three financial institutions. The Company considers all highly liquid investments with a maturity date of 90 days or less at the date of purchase to be cash equivalents.

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

Upon retirement or sale of property and equipment, as applicable, the cost and related accumulated depreciation are removed from the balance sheets and the resulting gain or loss is reflected in operations. The Company recorded no loss for the years ended December 31, 2025 and 2024, respectively, for property that was abandoned and written off. The Company evaluates long-lived asset impairments every year under ASC 360, noting no impairments for the years ended December 31, 2025 and 2024, respectively, except as described above.

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
Marketable Securities
Marketable securities consist of obligations of, and issues guaranteed by the U.S. Treasury, U.S. Agencies and U.S. Government Sponsored Enterprises.

The Company's marketable securities are classified as available-for-sale and are carried at fair value. The Company classifies all available-for-sale securities as current assets. Marketable securities are classified as current assets because they are available to fund current operations. The Company previously classified marketable securities with a maturity greater than one year as non-current assets.

Any unrealized holding gains or losses on debt securities, including their tax effect, are reported as components of Other comprehensive gain in the consolidated statement of comprehensive loss. Realized gains and losses, included in Other income, net in the consolidated statement of comprehensive loss, are determined using the specific identification method for determining the cost of securities sold.

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

Fair Value of Common Stock: The grant date fair value of stock awards granted under its 2019 Stock Option and Grant Plan was determined using the fair market value of the Company’s common stock on the date of grant, as set forth in the applicable plan document. Prior to the IPO and due to the absence of an active market for the Company’s common stock, the Company utilized methodologies in accordance with ASC 820, Fair Value Measurement. The estimated fair value of the common stock was determined at each grant date based upon a variety of factors, including the illiquid nature of the common stock, recent transactions involving the Company’s stock, the effect of the rights and preferences of the preferred shareholders, and the prospects of a liquidity event. Among other factors are the Company’s financial position and historical financial performance, the status of clinical developments, the composition and ability of the current research and management team, an evaluation or benchmark of the Company’s competition, and the current business climate in the marketplace. Significant changes to the key assumptions underlying the factors used could result in different fair values of common stock at each valuation date. For the most recent valuation of common stock prior to the IPO, the Company used valuation methods to estimate future potential outcomes for the Company, as well as values and probabilities associated with each respective potential outcome. The common stock per share value determined using this approach was ultimately based upon probability-weighted per share values resulting from the various future scenarios, which included an IPO scenario or continued operation as a private company scenario.

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

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes (“ASC 740”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Under ASC 740, the asset and liability method is used in accounting for income taxes. Deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities and are measured using the enacted tax rates and law that will be in effect when the differences are expected to reverse. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. The Company evaluates annually the realizability of the deferred tax assets by assessing the valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization include forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. In 2025 and 2024, the Company recorded a full valuation allowance for the deferred tax assets based on the historical loss and the uncertainty regarding the ability to project future taxable income. In future periods if the Company is able to generate income, the Company may reduce or eliminate the valuation allowance.

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit would more likely than not be realized assuming examination by the taxing authority. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. At December 31, 2025 and 2024, the Company had no liability for income tax associated with uncertain tax positions. The Company would recognize any corresponding interest and penalties associated with its income tax positions in income tax expense. There was no income tax interest or penalties incurred during the years ended December 31, 2025 and 2024.

Comprehensive Loss

Comprehensive loss consists of net loss and changes in equity during a period arising from transactions and other equity and circumstances, of which we have none. Other comprehensive gain consists of unrealized gains from debt securities, including their tax effect. Our comprehensive loss equals our net loss for the year ended December 31, 2024.

Net Loss Per Common Share

Net loss per common share is computed using the two-class method required due to the participating nature of the redeemable convertible preferred stock. Although the redeemable convertible preferred stock are participating securities, such securities do not participate in net losses and therefore do not impact the Company’s net loss from continuing operations per share calculation as of December 31, 2025 and 2024.

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

	As of December 31,
	2025	2024
Options outstanding	8,334,986	7,748,972

Amounts in the table above reflect the common stock equivalents of the noted instruments.

Segments

The Company has one operating segment. The Company’s chief operating decision maker, its Chief Executive Officer, manages the Company’s operations on a consolidated basis for the purpose of allocating resources.

Recent Accounting Pronouncements

New Accounting Pronouncements Issued and Adopted as of December 31, 2025

Accounting Standards Update 2023-09—Income Taxes (Topic 740): Improvements to Income Tax Disclosures, or ASU 2023-09. ASU 2023-09 focuses on income tax disclosures around effective tax rates and cash income taxes paid. The standard largely follows the proposed ASU issued earlier in 2023 with several important modifications and clarifications. ASU 2023-09 is effective for public entities for annual periods beginning after December 15, 2024. The Company has adopted the guidance and updated disclosure prospectively (See Note 11).

Accounting Pronouncements Issued and Not Adopted as of December 31, 2025

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

3. Fair Value Measurements

The following tables present information about the Company’s financial assets that have been measured at fair value as of December 31, 2025 and 2024 (in thousands):

Description	Level 1	Level 2	Level 3	December 31, 2025
Assets:
U.S. Treasury Bills	$—	$318,116	$—	$318,116
Money market funds included within cash and cash equivalents	93,595	—	—	93,595
Total	$93,595	$318,116	$—	$411,711

Description	Level 1	Level 2	Level 3	December 31, 2024
Assets:
Money market funds included within cash and cash equivalents	$485,168	$—	$—	$485,168
Total	$485,168	$—	$—	$485,168

As of December 31, 2025, the Company’s cash equivalents consisted of money market funds. During the years ended December 31, 2025 and 2024, there were no transfers between Level 1, Level 2 and Level 3.

4. Marketable Securities

The fair value of available-for-sale marketable securities by type of security was as follows (in thousands):

	December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable Securities:
U.S. Treasury Bills	$233,672	$146	$—	$233,818
Total marketable securities with original maturity of one year or less	233,672	146	—	233,818

U.S. Treasury Bills	84,201	97	—	84,298
Total marketable securities with original maturity of one to two years	84,201	97	—	84,298
Total marketable securities	$317,873	$243	$—	$318,116

The Company held no debt securities that were in an unrealized loss position as of December 31, 2025.

5. Leases

On August 16, 2023, the Company entered into a 2.5 years lease for 4,617 square feet of office space in Boston, Massachusetts (the “Lease Agreement”). In October 2024, the Company amended its Lease Agreement to lease an additional 4,744 square feet of office space in order to expand the Company’s headquarters to 9,361 square feet of office space. The lease required a security deposit totaling $0.1 million, which the Company has met with cash on deposit.

On June 2, 2025, the Company entered into a Sublease Agreement (the “Sublease”) with J.W. Childs Associates, L.P., as sublandlord, effective on June 4, 2025. Under the Sublease, the Company leased approximately 9,682 square feet of additional office space as part of its corporate headquarters, through June 30, 2027. The base rent of the Sublease is approximately $0.5 million per year. The Sublease required an immaterial security deposit, which the Company has satisfied with cash on deposit.

On June 3, 2025, the Company entered into a second amendment to the Lease Agreement (the Lease Agreement, together with all amendments, the “Amended Lease”) to extend the term for the 9,361 square feet of office space leased under the Amended Lease through June 30, 2027. The modification of the Lease Agreement required the Company to remeasure the value of the asset and liability in accordance with ASC 842. The base rent under the Amended Lease continues to be approximately $0.6 million per year. The remeasurement did not have a material impact on the Company's right-of-use-assets.

The aggregate base rent payable by the Company under the Amended Lease and the Sublease is approximately $1.1 million per year. The Company recorded rent expense of $0.9 million and $0.4 million for the years ended December 31, 2025 and 2024, respectively.

The minimum aggregate future lease commitments are as follows (in thousands):

		Amount
2026		$1,190
2027		604
	Total minimum lease payments	1,794
	Less: imputed interest	(84)
	Present value of lease liability	$1,710
	Other information:
	Weighted-average remaining lease term (in years)	1.5 years
	Weighted-average discount rate	5.94%

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Accrued research and development expenses	$13,085	$9,397
Accrued bonus and payroll related expenses	5,041	3,083
Accrued professional fees	591	158
Accrued other	181	237
Total	$18,898	$12,875

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

The Company does not have contingency reserves established for any litigation liabilities as of December 31, 2025, or December 31, 2024.

On October 22, 2024, a complaint was filed in federal district court in the District of Massachusetts by Y-Trap, Inc. (“Y-Trap”) naming as defendants us and Biocon Ltd. (“Biocon”), captioned Y-Trap, Inc. v. Biocon Ltd. and Bicara Therapeutics Inc., No. 24-cv-12678 (D. Mass.). The operative complaint alleges a claim against defendants for correction of inventorship of a number of patents, including patents alleged to be licensed to us relating to ficerafusp alfa. The complaint also alleges claims against defendants for unfair trade practices pursuant to Chapter 93A of the Massachusetts General Laws, unjust enrichment, and civil conspiracy. The complaint seeks, among other things, damages (including compensatory, enhanced, and punitive damages), an order correcting the inventorship of the patents at issue, costs and attorney’s fees, and other equitable and injunctive relief. On January 31, 2025, Y-Trap filed its operative, amended complaint. On February 28, 2025, Biocon and Bicara moved to dismiss all Y-Trap’s claims. On September 30, 2025, the court denied Bicara’s motion. On October 30, 2025, Bicara answered the operative complaint. The Company will continue to vigorously defend against this litigation.

8. Stockholders’ Equity

Preferred Stock

The Company has 10,000,000 shares of preferred stock authorized for issuance with par value $0.0001 per share. As of December 31, 2025 and 2024, no shares of preferred stock were issued or outstanding.

Common Stock

The Company has 500,000,000 shares of Common Stock authorized for issuance with par value $0.0001 per share. As of December 31, 2025 and 2024, 56,600,724 and 54,444,180 shares were issued, net of share repurchased and cancellation, respectively and 56,600,724 shares and 54,440,013 shares, net were outstanding, respectively. The holder of each share of common stock is entitled to one vote per share. The common shareholders are entitled to dividends whenever funds and assets are legally available, but only when, as and if declared by the board of directors of the Company.

The Company has reserved 5,881,181 shares of Common Stock for issuance to officers, directors, employees and consultants pursuant to the 2019 Stock Option and Grant Plan.

In September 2024, the Company completed an IPO. As part of the IPO, the Company received net proceeds of $332.4 million, after deducting underwriting discounts, commissions and other offering expenses paid by the Company totaling $29.8 million, from the issuance of 20,125,000 shares.

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

At-The-Market Program

On October 3, 2025, the Company filed a shelf registration statement on Form S-3 (the “Registration Statement”), with the SEC covering the offering of up to $400.0 million of common stock, preferred stock, debt securities, warrants and/units. The Registration Statement was declared effective by the SEC on November 26, 2025. Concurrent with the filing of the Registration Statement, the Company entered into a sales agreement, dated October 3, 2025, by and between the Company and TD Securities (USA) LLC, acting as sales agent, to establish the ATM Program, pursuant to which the Company may offer and sell shares of its common stock from time to time . In connection with the ATM Program, the Company filed a prospectus with the Registration Statement for the offer and sale of up to $150.0 million of shares of common stock from time to time through the sales agent. The Company will pay the agent a commission rate up to 3% of the gross proceeds of any shares sold and has agreed to provide the sales agent with customary indemnification and contributions against certain liabilities. During the year ended December 31, 2025, the Company raised approximately $29.5 million in net proceeds after deducting sales agent commissions from the sale of 1,604,000 common shares. As of December 31, 2025, the Company had remaining available capacity for share issuances of up to $120.0 million under the ATM Program.

9. Redeemable Convertible Preferred Stock

From December 2020 through March 2023, the Company issued 81,790,144 shares of Series Seed preferred stock, net of authorized share reduction. In 2023, the Company issued 105,595,101 shares of Series B preferred stock. The Company additionally issued 119,599,872 shares of Series C preferred stock. All preferred shares were converted to common shares on September 13, 2024. Until they were converted to common shares on September 13, 2024, the Preferred Stock had certain customary rights, preferences, and privileges, including conversion rights.

Conversion Rights

The holders of the Preferred Stock had rights to convert the shares of Preferred Stock into shares of Common Stock at the applicable original issue price with a conversion ratio of 9.2435:1. All outstanding shares of the Preferred Stock were converted automatically into 33,210,876 shares of Common Stock immediately prior to the closing of the sale of shares of Common Stock to the public on September 13, 2024.

10. Stock-Based Compensation

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

The 2024 Plan initially allowed the Company to grant awards up to 2,453,616 shares of Common Stock, plus shares of Common Stock subject to awards outstanding under the 2019 Plan that are forfeited, canceled, held back upon exercise of an option or settlement of an award to cover the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without the issuance of stock or otherwise terminated (other than by exercise). Each year starting on January 1, 2025 and on each January 1 thereafter, the number of shares of stock reserved and available for issuance under the 2024 Plan shall automatically be cumulatively increased by 5% of the outstanding shares on the immediately preceding December 31 or such lesser number of shares as approved by the Company. During the year ended December 31, 2025, the Company registered 2,722,001 additional shares of Common Stock for issuance under the 2024 Plan in connection with this automatic annual increase. Through December 31, 2025, the Company issued 2,849,554 options under the 2024 Plan. The terms of equity award agreements, including vesting requirements, were determined by the board of directors and are subject to the provisions of the 2024 Plan. Equity awards granted to employees and non-employees generally vest over a four-year period but may be granted with different vesting terms. Certain options provide for early vesting.

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

RSAs were issued under individual RSA agreements (the “Award Agreements”). The Award Agreements dictated vesting terms and once vested, the recipients’ restricted stock may not be sold, assigned, transferred, pledged or otherwise encumbered or disposed of except as specifically provided in the respective Award Agreement.

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

Stock-Based Compensation Expense

The Company recognized total stock-based compensation expense for non-employees and employees in its statements of operations as follows (in thousands):

	Year Ended December 31,
	2025	2024
Research and development	$5,568	$2,084
General and administrative	9,438	5,313
Total	$15,006	$7,397

Restricted Stock Awards

There were no unvested RSAs and unrecognized compensation costs as of December 31, 2025 or 2024. All outstanding RSAs vested in 2024.

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

	Year Ended December 31,
	2025	2024
Risk-free interest rate	3.67% - 4.36%	3.8%
Expected term (in years)	5.3 - 6.1	6.1
Expected annual dividend yield	—%	—%
Expected volatility	90.63% - 95.38%	90.8%
Fair Value of common stock	$7.35 - $14.44	$5.45 - $24.43

Using the Black-Scholes option pricing model, the weighted-average grant date fair value of stock options granted during the years ended December 31, 2025 and 2024 was $14.40 and $7.46 per share, respectively.

A summary of options award activity for non-employees and employees of the Company is as follows:

	Shares	Weighted-Average Exercise Price	Weighted Average - Remaining Contractual Life (years)	Aggregate Intrinsic Value(1) (in thousands)
Outstanding at December 31, 2024	8,038,679	$7.02
Granted	2,559,847	14.40
Exercised	(556,711)	4.98
Canceled	(190,838)	8.22
Outstanding as of December 31, 2025	9,850,977	$9.03	8.5	$90,401

Exercisable as of December 31, 2025	3,071,744	$6.78	7.9	$31,120
Exercisable and expected to vest as of December 31, 2025	9,850,977	$9.03	8.5	$90,401

(1) The aggregate intrinsic values is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s common stock on December 31, 2025 for the options that were in the money.

The aggregate intrinsic value of options exercised for the years ended December 31, 2025 and 2024 were $6.4 million and $1.2 million, respectively.

The Company had 6,779,233 unvested stock options outstanding as of December 31, 2025. As of December 31, 2025, total unrecognized compensation costs of $46.9 million related to unvested stock options are expected to be recognized as expense over a weighted average period of 2.9 years.

On September 5, 2024, the Company’s board of directors adopted, and its stockholders approved, the 2024 Employee Stock Purchase Plan (the "ESPP"), which became effective September 5, 2024. The ESPP initially reserves and authorizes the issuance of up to 507,383 shares of our common stock to participating employees. The ESPP provides that the number of shares reserved and available for issuance will automatically increase on January

1, 2025 and each January 1 thereafter through January 1, 2034, by the least of (i) 1,014,766 shares of common stock, (ii) 1% of the sum of (A) the number of shares of our common stock issued and outstanding on the immediately preceding December 31, and (B) the number of shares of common stock issuable pursuant to the exercise of any outstanding, pre-funded warrants to acquire such common stock for a nominal exercise price on the immediately preceding December 31, or (iii) such number of shares of common stock as determined by the administrator of the ESPP. The number of shares reserved under the ESPP is subject to adjustment in the event of a stock split, stock dividend, or other change in our capitalization. There has been no activity on this plan to date, and no stock-based compensation expense was recognized during the year ended December 31, 2025.

11. Income Taxes

The tables below for the year ended December 31, 2025 provide the updated requirements of ASU 2023-09, which was adopted on a prospective basis. See Note 2, Summary of Significant Accounting Policies, for additional details on the adoption of ASU 2023-09.

The summary of income tax expense for the year ended December 31, 2025 is as follows (in thousands):

2025
Current income taxes
Federal	$—
State	217
Total current income taxes	217
Deferred income taxes
Federal	—
State	—
Total deferred income taxes	—
Total tax expense	$217
Federal	—
State	217

As previously disclosed for the year ended December 31, 2024, prior to the adoption of ASU 2023-09, the summary of the income tax expense for the year ended December 31, 2024 is as follows:

2024
Current income taxes
Federal	$—
State	187
Total current income taxes	187
Deferred income taxes
Federal	—
State	—
Total deferred income taxes	—
Total tax expense	$187

The following table presents a reconciliation of expected income tax (expense) benefit for the year ended December 31, 2025:

	As of December 31, 2025
	Rate	Tax
At U.S. federal statutory rate	21.00%	(28,924)
State taxes, net of federal effect(1)	(0.12)%	165
Tax credits
Research and Development credit	2.45%	(3,377)
Changes in valuation allowances	(22.86)%	31,487
Nontaxable or nondeductible items
Stock compensation	(0.52)%	712
Other Nontaxable or nondeductible items	(0.04)%	59
Other Adjustments
Other items	(0.06)%	95
Effective income tax rate	(0.15)%	217

(1) In 2025, state and local income taxes in Massachusetts (98)% comprise the majority of the state and local income taxes category.

As previously disclosed for the year ended December 31, 2024, prior to adoption of ASU 2023-09, the following table presents a reconciliation of expected income tax (expense) benefit for the year ended December 31, 2024:

As of December 31,
2024
Income tax computed at federal statutory tax rate	21.0%
State taxes, net of federal benefit	6.7%
Change in valuation allowance	(31.3)%
General business credit carryovers	4.1%
Permanent differences	(0.5)%
Other	0.1%
Total	—%

The significant components of the Company's deferred income tax assets (liabilities) are as follows (dollars in thousands):

	As of December 31,
	2025	2024
Deferred tax assets
Net operating losses	52,044	25,269
Tax credit carryforwards	8,283	4,570
Intangibles	1,367	1,528
Startup costs, depreciation and other	20	10
Capitalized R&D (Section 174)	31,983	26,292
Stock compensation	4,077	1,335
Lease liability	529	195
Total gross deferred tax asset	98,303	59,199
Deferred tax liabilities - ROU asset	(522)	(182)
Valuation allowance	(97,781)	(59,017)
Net deferred tax asset	—	—

The Company has had net operating losses (“NOLs”) since inception. As of December 31, 2025, and December 31, 2024, the Company has federal NOLs carryforwards of $191.6 million and $91.5 million, respectively, all of which can be carried forward indefinitely. The Company also has federal research and development tax credit carryforwards of $7.5 million and $4.1 million, respectively, available to reduce future tax liabilities, which expire at various dates beginning in 2040.

The Company has state NOLs carryforwards of $187.4 million and $96.1 million as of December 31, 2025 and December 31, 2024, respectively, to reduce future state taxable income. These state NOLs carryforwards will start expiring in 2039. The Company also has state research and development tax credit carryforwards of $1.0 million and $0.6 million, respectively as of December 31, 2025 and 2024, available to reduce future state tax liabilities, which expire at various dates beginning in 2035.

As required by ASC 740, management has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are principally comprised NOL carryforwards, research and development credit carryforwards and an Intellectual Property Rights & Development license. Management has determined that it is more likely than not that the Company will not recognize the benefits of its federal and state deferred tax assets, and as a result, a valuation allowance of $97.8 million and $59.0 million has been established as of December 31, 2025, and 2024, respectively. The change in the valuation allowance was $38.8 million for the year ended December 31, 2025. The primary reason for the difference between the income tax expense recorded by the Company and the amount of income tax expense at statutory income tax rates was the change in the valuation allowance.

As of December 31, 2025 and 2024, the Company had no unrecognized tax benefits. The Company has not as yet conducted a study of its research and development credit carryforwards. This study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development credits, and if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the balance sheets or statements of operations if an adjustment were required.

NOL and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50% as defined under Sections 382 and 383 in the Internal Revenue Code. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The Company has not determined whether a limitation has occurred as it has not concluded a Section 382 and 383 study yet.

12. Significant Agreements - Related Parties

The Company entered into a master services agreement on December 15, 2020, as amended effective January 1, 2021 (the “Master Services Agreement”) with Biocon. Pursuant to the terms of the master service agreement, Biocon provided services related to research and development, clinical trials, regulatory interactions and manufacturing. The Company did not incur any expenses under the Master Services Agreement during the years ended December 31, 2025 and 2024. As of both December 31, 2025 and 2024, the Company owed Biocon $0.0 million.

On July 23, 2019, the Company entered into a contract manufacturing agreement with a wholly-owned subsidiary of Biocon, Biocon Biologics Limited (“BBL”) formerly Biocon Biologics India Limited, which was amended on November 6, 2024 to extend the term of the contract manufacturing agreement until July 23, 2026. Additionally, the Company entered into a material transfer agreement on August 17, 2023, a quality agreement on October 12, 2023, a service agreement on October 18, 2023, and a manufacturing service agreement on December 15, 2023 (collectively, the “BBL Agreements”). Pursuant to the terms of the BBL Agreements, BBL manufactures and supplies specified quantities of products to Bicara to be utilized in research and development and manufacturing as per purchase orders executed from time to time between the two parties. For the years ended December 31, 2025 and 2024, the Company incurred $0.1 million and $1.0 million research and development expenses, respectively, under the BBL Agreements. As of both December 31, 2025 and 2024, the Company owed $0.0 million.

The Company additionally entered into a contract manufacturing agreement with a wholly-owned subsidiary of Biocon, Syngene International Limited (“Syngene”), on July 17, 2019, which was amended and restated on April 1, 2020 with the amended and restated manufacturing service agreement, as amended (the “Syngene Manufacturing Services Agreement”), and a master contract services agreement on July 24, 2020, as amended (the “Syngene Master Contract Services Agreement” and together with the Syngene Manufacturing Services Agreement, the “Syngene Agreements”). Pursuant to the terms of the Syngene Agreements, Syngene manufactures and supplies specified quantities of products to Bicara to be used in research and development as per purchase orders executed from time to time between the two parties and performs additional contract research services under the master contract services agreement. The Syngene Manufacturing Services Agreement expires on the later of October 31, 2027 or the completion of services under all work orders under the agreement. The Syngene Master Contract Services Agreement expires on the later of November 1, 2031 or the completion of all services under the statements of work under the agreement. On December 16, 2024, the Company entered into an additional master contract services agreement with Syngene, whereby Syngene agreed to provide the Company with dedicated research laboratories and personnel (“Dedicated Center Agreement”). The Dedicated Center Agreement expires on the later of December 16, 2028 or the completion of all services under all statements of work under the agreement.

For the years ended December 31, 2025 and 2024, the Company incurred $18.5 million and $7.2 million of research and development expenses, respectively, under the Syngene Agreements. As of December 31, 2025, and 2024, the Company owed $3.4 million and $0.6 million, respectively, relating to these incurred costs, of which $2.3 million and $0.6 million, respectively, were classified in accounts payable-related party and $1.1 million and $0.0 million, respectively, were classified in accrued expenses-related party on the balance sheets.

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

13. Significant Agreements

IQVIA

On October 15, 2019, the Company entered into a master clinical contract services agreement with IQVIA RDS Inc (“IQVIA”), which was amended in December 2023 to include global clinical trials. Pursuant to the terms of the agreement, as amended, IQVIA will provide the Company with certain global clinical-development related services and laboratory services under separately executed statements of work (“SOWs”). In June 2021, the Company entered into an SOW with IQVIA for lab and clinical development services, to be invoiced on a monthly basis based on work performed by IQVIA. Under this SOW, Bicara agreed to provide IQVIA with an initial upfront payment of $1.8 million, of which $1.0 million was a refundable deposit and $0.8 million for investigator grant payment in advance. In December 2022, Bicara entered into an authorized to proceed agreement (“ATP”) with IQVIA. Under the ATP, Bicara agreed to provide IQVIA with an additional refundable deposit of $0.9 million, which was paid in March 2023. Both the initial deposit and the ATP deposit will be held on account and reconciled against final invoices. As of December 31, 2025 and 2024, the refundable deposit balance was $1.9 million, which is included within other assets on the balance sheets.

On December 18, 2024, the Company entered into a second SOW for lab and clinical development services with IQVIA, which was incorporated into the master clinical contract services agreement and part of the Company’s FORTIFI-HN01 Phase 2/3 clinical trial. Services will be invoiced on a monthly basis based on work performed by IQVIA. Under this SOW, Bicara agreed to provide IQVIA with an initial upfront payment of $12.8 million, of which $7.3 million was for investigator grant payments, $4.5 million was a deposit for services and $1.0 million was a deposit for pass through costs. The deposits will be held on account with an incremental return starting the month after 75% of the budgeted costs has been paid by the Company. IQVIA is eligible to receive potential additional payments and it is subject to potential penalties based on certain milestone targets.

For the years ended December 31, 2025 and 2024, the Company incurred $37.5 million and $15.1 million in expenses, respectively, and paid $31.2 million and $15.5 million, respectively, to IQVIA. As of December 31, 2025 and 2024, the Company had $0.4 million and $0.5 million classified in accounts payable, respectively, and $8.6 million and $6.0 million classified in accrued expenses and other current liabilities on the balance sheets.

Clinical Trial Collaboration And Supply Agreement with MSD

On May 19, 2022, the Company entered into a Clinical Trial Collaboration and Supply Agreement (the “MSD Agreement”) with MSD International GmbH (“MSDIG”) and MSD International Business GmbH (“MSDIB,” and collectively with MSDIG, “MSD”). Pursuant to the MSD Agreement, the Company provides ficerafusp alfa and MSD provides pembrolizumab to be used in combination in a clinical trial sponsored by us. The clinical trial is a First-in-Human, Phase 1/1b, Open-label, Multicenter Study intended to characterize the safety, tolerability and recommended dose of single agent ficerafusp alfa and combination ficerafusp alfa plus pembrolizumab. To facilitate such collaboration activities and information exchange and pursuant to the MSD Agreement, the Company and MSD created a joint development committee with an equal number of representatives from each party.

Pursuant to the MSD Agreement, all clinical data resulting from the portion of the clinical trial involving the combination of ficerafusp alfa and pembrolizumab is jointly owned by both the Company and MSD. The Company owns all clinical data resulting from the part of the clinical trial involving ficerafusp alfa alone or in combination with other treatments that are not pembrolizumab, and MSD owns all clinical data resulting from the part of the clinical trial involving pembrolizumab alone or in combination with other treatments that are not ficerafusp alfa. There are no accounting considerations for this agreement.

14. Defined Contribution Plan

The Company currently maintains a tax-qualified 401(k) retirement savings plan for our employees. All eligible employees are able to participate in the plan beginning one month after their first day of employment. Under our defined contribution plan, employees may elect to defer a percentage of their compensation per year, subject to a maximum limit prescribed by tax law, and the Company match a portion of their eligible contributions. The Company provided matching discretionary contributions under the 401(k) plan of $0.4 million and $0.2 million, respectively, for the years ended December 31, 2025 and December 31, 2024.

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

The table below is a summary of the segment profit or loss, including significant segment expenses (in thousands):

	Year Ended December 31,
	2025	2024
Expenses
Clinical operations and development	$47,630	$27,146
Manufacturing and process development	48,798	23,411
Research and development personnel cost and other (including stock-based compensation)	25,544	10,330
Research	3,124	2,732
Total research and development	125,096	63,619
General and administrative personnel costs (including stock-based compensation)	20,582	12,545
Professional fees	5,910	3,696
Facility costs, IT, office expense and other	4,016	2,529
Total general and administrative expenses	30,508	18,770
Total operating expenses	155,604	82,389
Operating loss	(155,604)	(82,389)
Interest income	17,871	14,581
Total other income, net	17,871	14,581
Net income before losses	(137,733)	(67,808)
Income tax expense	(217)	(187)
Segment and consolidated net loss	$(137,950)	$(67,995)

Included within General and administrative personnel costs are depreciation expense, which is disclosed on the Statement of Cash Flows.

16. Subsequent Events

February 2026 Offering

In February 2026, the Company entered into an underwriting agreement with Morgan Stanley & Co. LLC, TD Securities (USA) LLC and BofA Securities, Inc., as representatives of the underwriters named therein, pursuant to which the Company issued and sold an aggregate of (i) 8,581,250 shares of Common Stock at a price to the public of $16.00 per share, which included full exercise of the underwriters’ option to purchase 1,406,250 additional shares of Common Stock at the public offering price, and (ii) pre-funded warrants to purchase up to 2,200,000 shares of Common Stock at a public offering price of $15.9999 per pre-funded warrant. The February 2026 Offering closed on February 26, 2026 and resulted in net proceeds of approximately $161.8 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company. All the shares of Common Stock and pre-funded warrants were sold by the Company.

2026 Inducement Plan

In January 2026, the Company’s board of directors adopted the Bicara Therapeutics Inc. 2026 Inducement Plan (the “Inducement Plan”) and reserved 1,000,000 shares of common stock for future issuance under the Inducement Plan.

The Inducement Plan has not been approved by the stockholders of the Company and provides for the grant of non-qualified stock options, stock appreciation rights, RSAs, RSUs, unrestricted stock awards and dividend equivalent rights to newly hired employees as a material inducement to accept employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4).

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Fifth Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K (File No. 001-42271) filed on September 16, 2024).
3.2	Third Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K (File No. 001-42271) filed on September 16, 2024).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-281722) filed on September 6, 2024).
4.2
Second Amended and Restated Investors’ Rights Agreement, by and among the Registrant and certain of its stockholders, dated December 6, 2023 (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-281722) filed on August 22, 2024).

4.3*	Description of Securities.
4.4	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (File No. 001-42271) filed on February 26, 2026).
10.1#
2019 Stock Option and Grant Plan, as amended, and form of award agreements thereunder (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-281722) filed on August 22, 2024).

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

10.5#	Senior Executive Cash Incentive Bonus Plan (incorporated by reference to Exhibit 10.5 of the Registrant’s Registration Statement on Form S-1 (File No. 333-281722) filed on August 22, 2024).
10.6#	Form of Executive Employment Agreement (incorporated by reference to Exhibit 10.6 of the Registrant’s Registration Statement on Form S-1 (File No. 333-281722) filed on August 22, 2024).
10.7#*	Amended and Restated Non-Employee Director Compensation Policy.
10.8
First Amendment to Office Lease Agreement, by and between Columbia REIT - 116 Huntington, LLC and the Registrant, dated September 24, 2024 (incorporated by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-42271) filed on November 12, 2024).

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

10.11
Office Lease Agreement, by and between Columbia REIT - 116 Huntington, LLC and the Registrant, dated as of August 16, 2023 (incorporated by reference to Exhibit 10.11 of the Registrant’s S-1 (File No. 333-281722) filed on August 22, 2024).

10.12#*	2026 Inducement Plan and form of award agreements thereunder.

10.13†
Office Sublease Agreement, by and between JW Childs Associates, L.P. and the Registrant, dated as of June 2, 2025 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-42271) filed on August 12, 2025).

10.14†
Second Amendment to Office Lease Agreement, by and between Columbia REIT - 116 Huntington, LLC and the Registrant, dated as of June 3, 2025 (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-42271) filed on August 12, 2025).

19.1*	Insider Trading Policy.
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-281722) filed on August 22, 2024).
23.1*	Consent of KPMG LLP, independent registered public accounting firm (filed herewith).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97#	Compensation Clawback Policy (incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form S-1 (File No. 333-281722) filed on August 22, 2024).
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Calculation Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*	Filed herewith
**	The certification furnished in Exhibit 32.1 hereto is deemed to accompany this Annual
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

Bicara Therapeutics Inc.

Dated: March 30, 2026	/s/ Claire Mazumdar
Claire Mazumdar, Ph.D.
Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY AND SIGNATURES

Each person whose individual signature appears below hereby authorizes and appoints Claire Mazumdar, Ph.D., Ryan Cohlhepp, Pharm.D. and Ivan Hyep, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Claire Mazumdar		March 30, 2026
Claire Mazumdar, Ph.D.	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Ivan Hyep		March 30, 2026
Ivan Hyep	Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer)

/s/ Ryan Cohlhepp		March 30, 2026
Ryan Cohlhepp, Pharm.D.	President and Chief Operations Officer, and Director

/s/ Michael Powell		March 30, 2026
Michael Powell, Ph.D.	Director, Chairperson

/s/ Christopher Bowden		March 30, 2026
Christopher Bowden, M.D.	Director

/s/ Kate Haviland		March 30, 2026
Kate Haviland	Director

/s/ Nils Lonberg		March 30, 2026
Nils Lonberg, Ph.D.	Director

/s/ Kiran Mazumdar-Shaw		March 30, 2026
Kiran Mazumdar-Shaw	Director

/s/ Carolyn Ng		March 30, 2026
Carolyn Ng, Ph.D.	Director

/s/ Scott Robertson		March 30, 2026
Scott Robertson	Director

/s/ Jake Simson		March 30, 2026
Jake Simson, Ph.D.	Director