Form 10-Q
period 2026-03-31
Bicara Therapeutics Inc.
filed 2026-05-11
CIK 2023658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Yes ☐   No ☒

As of May 5, 2026, the registrant had 65,703,866 shares of common stock, $0.0001 par value per share, outstanding.

SUMMARY OF THE MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS

We are subject to numerous risks and uncertainties, including those further described below in the section titled “Risk Factors” in this Quarterly Report on Form 10-Q, that represent challenges that we face in connection with the successful implementation of our strategy and the growth of our business. In particular, the following considerations, among others, may offset our competitive strengths or have a negative effect on our business strategy, which could materially adversely affect our business, financial conditions, results of operations, future growth prospects, or cause a decline in the price of our common stock:

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
The summary risk factors described above should be read together with the text of the full risk factors in the section titled “Risk Factors” and the other information set forth in this Quarterly Report, including our condensed consolidated financial statements and the related notes, as well as in other documents that we file with the Securities and Exchange Commission, or SEC. The risks summarized above or described in full elsewhere in this Quarterly Report are not the only risks that we face. Additional risks and uncertainties not presently known to us, or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, results of operations and future growth prospects.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains express or implied forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
•the timing, progress, results and cost of our development activities for ficerafusp alfa, including the FORTIFI-HN01 Phase 2/3 pivotal trial, the expansion cohorts of our Phase 1/1b trial, and our alternate dose study, as well as our research and development programs and any current and future preclinical and clinical studies;
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
•our expectations for the development of ficerafusp alfa with a loading and every-three-week maintenance dosing regimen;
•the timing, scope and likelihood of regulatory filings and approvals, including potential accelerated approval, for ficerafusp alfa and future product candidates;
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
In some cases, forward-looking statements can be identified by terminology such as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the section titled “Risk Factors” and elsewhere in this Quarterly Report. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Quarterly Report and the documents that we reference in this Quarterly Report and have filed with the SEC, as exhibits hereto completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.
The forward-looking statements in this Quarterly Report represent our views as of the date of this Quarterly Report. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should therefore not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements.
This Quarterly Report also contains estimates, projections and other information concerning our industry, our business and the markets for our product candidates. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances that are assumed in this information. Unless otherwise expressly stated, we obtained this industry, business, market, and other data from our own internal estimates and research as well as from reports, research surveys, studies, and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources. While we are not aware of any misstatements regarding any third-party information presented in this Quarterly Report, their estimates, in particular as they relate to projections, involve numerous assumptions, are subject to risks and uncertainties and are subject to change based on various factors, including those discussed under the section titled “Risk Factors” and elsewhere in this Quarterly Report.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

BICARA THERAPEUTICS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except shares and per share data)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$323,462	$96,685
Prepaid expenses and other assets	5,162	7,252
Marketable securities	216,291	318,116
Total current assets	544,915	422,053

Property and equipment, net	346	330
Right of use asset – operating lease	1,428	1,701
Other assets	6,910	6,910
Total assets	$553,599	$430,994

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,188	$5,515
Accounts payable – related party	1,252	2,278
Accrued expenses and other current liabilities	29,948	18,898
Accrued expenses and other current liabilities – related party	812	1,141
Operating lease liability – current portion	1,140	1,117
Total current liabilities	39,340	28,949

Operating lease liability – net of current portion	301	593
Total liabilities	39,641	29,542

Commitments and Contingencies (Note 7)

Stockholders' equity:
Preferred stock $0.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value, 500,000,000 and 500,000,000 shares authorized; 65,547,037 and 56,600,724 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	8	7
Additional paid-in capital	929,370	760,168
Accumulated other comprehensive (loss) income	(243)	243
Accumulated deficit	(415,177)	(358,966)
Total stockholders' equity	513,958	401,452

Total liabilities and stockholders’ equity	$553,599	$430,994
See accompanying notes to unaudited condensed consolidated financial statements.

BICARA THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands except shares and per share data)

	Three Months Ended March 31,
	2026	2025
Operating expenses
Research and development - related party	$1,982	$6,575
Research and development	45,518	27,758
General and administrative	12,742	7,455
Total operating expenses	60,242	41,788
Loss from operations	(60,242)	(41,788)

Other income
Interest income	4,083	5,014
Total other income	4,083	5,014
Net loss before income taxes	(56,159)	(36,774)
Income tax expense	(52)	(72)
Net loss	$(56,211)	$(36,846)

Net Loss per share, basic and diluted	$(0.93)	$(0.68)

Weighted-average number common shares outstanding, basic and diluted	60,717,041	54,456,515
Other comprehensive loss:
Unrealized loss on marketable securities, net of tax	(486)	—
Total other comprehensive loss	(486)	—
Total comprehensive loss	$(56,697)	$(36,846)
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

BICARA THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands except shares)

	Common Equity		Additional Paid in Capital	Accumulated	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount		Other Comprehensive Income (Loss)
December 31, 2025	56,600,724	$7	$760,168	$243	$(358,966)	$401,452
Issuance of common stock, and accompanying pre-funded warrants, net of issuance cost	8,581,250	1	161,762	—	—	161,763
Issuance of common stock upon exercise of stock options	365,063	—	1,582	—	—	1,582
Stock-based compensation	—	—	5,858	—	—	5,858
Unrealized loss on marketable securities, net of tax	—	—	—	(486)	—	(486)
Net loss	—	—	—	–	(56,211)	(56,211)
March 31, 2026	65,547,037	$8	$929,370	$(243)	$(415,177)	$513,958
See accompanying notes to unaudited condensed consolidated financial statements.

BICARA THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2026	2025
Operating activities:
Net loss	$(56,211)	$(36,846)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	5,858	3,451
Depreciation	44	19
Non-cash lease expense	273	138
Net amortization of premiums and discounts on marketable securities	338	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	2,089	4,116
Accounts payable and accrued expenses	11,725	(2,116)
Accounts payable and accrued expenses – related party	(1,354)	3,279
Operating lease liabilities	(270)	(147)
Net cash used in operating activities	(37,508)	(28,106)

Investing activities:
Proceeds from maturities and sales of marketable securities	101,000	—
Purchase of property and equipment	(60)	—
Net cash provided by investing activities	100,940	—

Financing activities:
Proceeds from issuance on common stock and accompanying pre-funded warrants, net of issuance costs	161,763	—
Proceeds from exercise of options	1,582	460
Net cash provided by financing activities	163,345	460

Net (decrease)/increase in cash and cash equivalents	226,777	(27,646)
Cash and cash equivalents at beginning of period	96,685	489,711
Cash and cash equivalents at end of period	$323,462	$462,065

Supplemental disclosure of cash flow information:
Cash paid for tax	$—	$72
Non-cash investing and financing activities:
Offering costs included in accounts payable and accrued expenses	$190	$—
Vesting of early exercise stock options	$—	$17
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
In December 2025, the Company issued 1,604,000 shares of common stock with par value of $0.0001 per share through the ATM Program and raised net proceeds of $29.5 million.

In February 2026, the Company issued and sold 8,581,250 shares of its common stock, including 1,406,250 shares pursuant to the exercise of the underwriters’ option to purchase additional shares, at a price to the public of $16.00 per share. Further, in lieu of common stock to certain investors, the Company sold pre-funded warrants to purchase 2,200,000 shares of common stock at a public offering price of $15.9999 per pre-funded warrant, which represents the per share public offering price of each share of common stock less the $0.0001 per share exercise price for each pre-funded warrant. As a result of the offering, the Company received approximately $161.8 million in net proceeds.
The Company has incurred operating losses since inception and expects such losses and negative operating cash flows to continue for the foreseeable future. As of March 31, 2026, the Company had cash, cash equivalents and marketable securities of $539.8 million and an accumulated deficit of $415.2 million.
The Company expects that its cash, cash equivalents and marketable securities as of March 31, 2026 of $539.8 million will be sufficient to fund the operating expenditures and capital expenditure requirements necessary to advance its research efforts and clinical trials for at least one year from the date of issuance of these unaudited condensed consolidated financial statements.

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
Unaudited Interim Condensed Consolidated Financial Statements
The condensed consolidated balance sheet as of March 31, 2026, condensed consolidated statements of comprehensive loss, condensed consolidated statement of stockholders' equity for the three months ended March 31, 2026 and 2025, and condensed consolidated cash flows for the three months ended March 31, 2026 and 2025 and related notes to condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair statement of the Company’s condensed consolidated financial position, results of operations and cash flows for the periods presented. The condensed consolidated results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the full year or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2025 included herein was derived from the audited consolidated financial statements as of that date. As permitted under U.S. GAAP, certain notes and other information have been omitted from the interim unaudited condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s most recent Annual Report on Form 10-K for the year ended December 31, 2025 (the "Form 10-K").
Emerging Growth Company Status
Bicara is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"), and we may take advantage of reduced reporting requirements that are otherwise applicable to public companies. The Company may take advantage of these exemptions until it is no longer an emerging growth company. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. Bicara has elected to use the extended transition period for complying with new or revised accounting standards; and as a result of this election, its financial statements may not be comparable to companies that comply with public company effective dates. The Company may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of its IPO or such earlier time that Bicara is no longer an emerging growth company. Bicara would cease to be an emerging growth company if it has more than $1.235 billion in total annual gross revenue, it has more than $700.0 million in market value of its stock held by non-affiliates (and it has been a public company for at least 12 months and has filed one annual report on Form 10-K), or it issues more than $1.0 billion of non-convertible debt securities over a three-year period.
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

Any unrealized holding gains or losses on debt securities, including their tax effect, are reported as components of Other comprehensive loss in the condensed consolidated statement of comprehensive loss. Realized gains and losses, included in Interest and other income, net in the condensed consolidated statement of comprehensive loss, are determined using the specific identification method for determining the cost of securities sold.

Declines in fair value below amortized cost related to credit losses (i.e., impairment due to credit losses) are included in the condensed consolidated statement of comprehensive loss, with a corresponding allowance established. If the estimate of expected credit losses decreases in subsequent periods, the Company will reverse the credit losses through current period earnings and adjust the allowance accordingly.
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

Notes to Unaudited Condensed Consolidated Financial Statements

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
Warrants
Management assesses warrants to determine whether they should be classified as equity or liability. If the classification is determined to be equity, proceeds received for the warrants are recorded as an increase to additional paid-in capital in the condensed consolidated balance sheets. If classified as a liability, the Company records the warrant as a liability on its consolidated balance sheet and remeasures this liability to fair value at each reporting date and recognizes changes in the fair value of the warrant in earnings.
Net Loss Per Common Share
Basic net loss per common share is determined by dividing the net loss applicable to common shareholders by the weighted average common shares outstanding during the period. The pre-funded warrants to purchase 2,200,000 shares of common stock issued in February 2026 and outstanding as of March 31, 2026 (see Note 9) were included in computing the weighted average common shares outstanding used in calculating basic and diluted loss per share. Outstanding common stock options are excluded from the calculation of diluted net loss per share when their effect would be anti-dilutive. For the three months ended March 31, 2026 and 2025, the following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as they would be anti-dilutive:

	Three Months Ended March 31,
	2026	2025
Options outstanding	11,874,116	8,271,217
Amounts in the table above reflect the common stock equivalents of the noted instruments.

Segments

The Company has one operating segment. The Company’s chief operating decision maker, its Chief Executive Officer, manages the Company’s operations on a consolidated basis for the purpose of allocating resources.
Recent Accounting Pronouncements
The Company reviews new accounting standards as they are issued by the FASB or other standard-setting bodies. The Company did not identify any new standards during the quarter ended March 31, 2026 that it believes will have a material impact on the Company’s financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

Accounting Pronouncements Issued and Not Adopted
Accounting Standards Update 2024-03—Disaggregation of Income Statement Expenses (DISE). This new guidance requires all public entities to incorporate disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. The standard is effective prospectively for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption and retrospective application are permitted. We are currently evaluating the impact that ASU 2024-03 will have on our condensed consolidated financial statements.
The Company reviewed additional recent accounting pronouncements and concluded they are either not applicable or that the Company does not expect adoption to have a material effect on the unaudited condensed consolidated financial statements.

3.Fair Value Measurements
The following tables present information about the Company’s financial assets that have been measured at fair value as of March 31, 2026 and December 31, 2025 (in thousands):

Description	Level 1	Level 2	Level 3	March 31, 2026
Assets:
U.S. Treasury Bills	$—	$216,291	$—	$216,291
Money market funds included within cash and cash equivalents	320,694	—	—	320,694
Total	$320,694	$216,291	$—	$536,985

Description	Level 1	Level 2	Level 3	December 31, 2025
Assets:
U.S. Treasury Bills	$—	$318,116	$—	$318,116
Money market funds included within cash and cash equivalents	93,595	—	—	93,595
Total	$93,595	$318,116	$—	$411,711

As of March 31, 2026 and December 31, 2025, the Company’s cash equivalents consisted of money market funds. During the three months ended March 31, 2026 and the year ended December 31, 2025, there were no transfers between Level 1, Level 2 and Level 3.
4.    Marketable Securities

The fair value of available-for-sale marketable securities by type of security was as follows (in thousands):

Notes to Unaudited Condensed Consolidated Financial Statements

	March 31, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable Securities:
U.S. Treasury Bills	$163,516	$2	$(74)	$163,444
Total marketable securities with original maturity of one year or less	163,516	2	(74)	163,444

U.S. Treasury Bills	53,018	—	(171)	52,847
Total marketable securities with original maturity of one to two years	53,018	—	(171)	52,847
Total marketable securities	$216,534	$2	$(245)	$216,291

	December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable Securities:
U.S. Treasury Bills	$233,672	$146	$—	$233,818
Total marketable securities with original maturity of one year or less	233,672	146	—	233,818

U.S. Treasury Bills	84,201	97	—	84,298
Total marketable securities with original maturity of one to two years	84,201	97	—	84,298
Total marketable securities	$317,873	$243	$—	$318,116
The following table summarizes the Company's available-for-sale securities in an unrealized loss position, aggregated by type and length of time in a continuous unrealized position (in thousands):

	March 31, 2026
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable Securities:
U.S. Treasury Bills	$156,241	$(245)	$—	$—	$156,241	$(245)
Total	$156,241	$(245)	$—	$—	$156,241	$(245)
As summarized in the tables immediately above, the Company held eleven debt securities that were in an unrealized loss position as of March 31, 2026. The unrealized losses at March 31, 2026 were attributable to changes in interest rates and do not represent credit losses. The Company does not intend to sell these securities, and it is not more likely than not that it will be required to sell them before recovery of their amortized cost basis. The Company held no debt securities that were in an unrealized loss position as of December 31, 2025.
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

Notes to Unaudited Condensed Consolidated Financial Statements

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
On June 3, 2025, the Company entered into a second amendment to the Lease Agreement (the Lease Agreement, together with all amendments, the “Amended Lease”) to extend the term for the 9,361 square feet of office space leased under the Amended Lease through June 30, 2027. The modification of the Lease Agreement required the Company to remeasure the value of the asset and liability in accordance with ASC 842, Leases. The base rent under the Amended Lease continues to be approximately $0.6 million per year. The remeasurement did not have a material impact on the Company's right-of-use-assets.
6.     Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2026	December 31, 2025

Accrued research and development expenses	$13,516	$13,085
Accrued manufacturing expenses	12,615	—
Accrued bonus and payroll related expenses	1,913	5,041
Accrued professional fees	1,666	591
Accrued other	238	181
Total	$29,948	$18,898
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
On October 22, 2024, a complaint was filed in federal district court in the District of Massachusetts by Y-Trap, Inc. ("Y-Trap"), naming as defendants the Company and Biocon Ltd ("Biocon"), captioned Y-Trap, Inc. v. Biocon Ltd and Bicara Therapeutics Inc., No. 24-cv-12678 (D. Mass.). On January 31, 2025, Y-Trap filed its operative amended complaint. The operative complaint alleges a claim against defendants for correction of inventorship of a number of patents, including patents alleged to be licensed to the Company relating to ficerafusp alfa. The complaint also alleges claims against defendants for unfair trade practices pursuant to Chapter 93A of the Massachusetts General Laws, unjust enrichment, and civil conspiracy. The operative complaint seeks, among other things, damages (including compensatory, enhanced, and punitive damages), an order correcting the inventorship of the patents at issue, costs and attorney’s fees, and other equitable and injunctive relief. On February 28, 2025, Biocon and Bicara moved to dismiss all of Y-Trap’s claims. On September 30, 2025, the court denied Bicara's motion. On October 30, 2025, Bicara answered the operative complaint. The Company will continue to vigorously defend against this litigation.
The Company does not have contingency reserves established for any litigation liabilities as of March 31, 2026 and December 31, 2025.
8.    Stockholder's Equity
Preferred Stock
The Company has 10,000,000 shares of preferred stock authorized for issuance, par value $0.0001 per share. As of March 31, 2026 and December 31, 2025, no shares of preferred stock were issued or outstanding.

Notes to Unaudited Condensed Consolidated Financial Statements

Common Stock
The Company has 500,000,000 shares of Common Stock authorized for issuance, par value $0.0001 per share. As of March 31, 2026 and December 31, 2025, 65,547,037 and 56,600,724 shares were issued and outstanding, respectively.
February 2026 Offering

In February 2026, the Company issued and sold 8,581,250 shares of its common stock, including 1,406,250 shares pursuant to the exercise of the underwriters’ option to purchase additional shares, at a price to the public of $16.00 per share, and pre-funded warrants to purchase 2,200,000 shares of common stock (the "pre-funded warrants", at a public offering price of $15.9999 per pre-funded warrant, which represents the per share public offering price of each share of common stock in the offering, less the $0.0001 per share exercise price for each pre-funded warrant.
Pre-funded Warrants
Subject to certain requirements, the pre-funded warrants, sold in the Company's February 2026 offering, can be exercised by the holder at anytime. As of March 31, 2026, there have not been any exercises of the pre-funded warrants.
The pre-funded warrants meet the criteria to be classified as an equity instrument under ASC 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity, and funds received were recorded as an increase in additional paid-in capital in the condensed consolidated balance sheets. Funds received upon exercise of warrants will be recorded as common stock in the condensed consolidated balance sheets as the exercise price represents the par value of the underlying common stock.
At-The-Market Program

On October 3, 2025, the Company filed a shelf registration statement on Form S-3 (the “Registration Statement”), with the SEC covering the offering of up to $400.0 million of common stock, preferred stock, debt securities, warrants and/units. The Registration Statement was declared effective by the SEC on November 26, 2025. Concurrent with the filing of the Registration Statement, the Company entered into a sales agreement, dated October 3, 2025, by and between the Company and TD Securities (USA) LLC, acting as sales agent, to establish the ATM Program, pursuant to which the Company may offer and sell shares of its common stock from time to time. In connection with the ATM Program, the Company filed a prospectus with the Registration Statement for the offer and sale of up to $150.0 million of shares of common stock from time to time through the sales agent. The Company will pay the agent a commission rate up to 3% of the gross proceeds of any shares sold and has agreed to provide the sales agent with customary indemnification and contributions against certain liabilities. As of March 31, 2026, the Company had remaining available capacity for share issuances of up to $120.0 million under the ATM Program. During the quarter ended March 31, 2026, there were no sales under the ATM Program.
9.     Stock-Based Compensation
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
The 2024 Plan, initially allowed the Company to grant awards up to 2,453,616 shares of Common Stock, plus shares of common stock subject to awards outstanding under the 2019 Plan that are forfeited, canceled, held back upon exercise of an option or settlement of an award to cover the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without the issuance of stock or otherwise terminated (other than by exercise). Each year starting on January 1, 2025 and on each January 1 thereafter, the number of shares of stock reserved and available for issuance under the 2024 Plan shall automatically be cumulatively increased by 5% of the outstanding shares on the immediately preceding December 31 or such lesser number of shares as approved by the Company. Through March 31, 2026, the Company issued 5,239,109 of options under the 2024 Plan. The terms of equity award agreements, including vesting requirements, were

Notes to Unaudited Condensed Consolidated Financial Statements

determined by the board of directors and are subject to the provisions of the 2024 Plan. Equity awards granted to employees and non-employees generally vest over a four-year period but may be granted with different vesting terms. Certain options provide for early vesting.
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

Stock-Based Compensation Expense
The Company recognized total stock-based compensation expense for non-employees and employees in its statements of comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development	$2,225	$1,141
General and administrative	3,633	2,310
Total	$5,858	$3,451

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

	Three Months Ended March 31,
	2026	2025
Risk-free interest rate	3.7%-3.9%	4.0%-4.4%
Expected life (in years)	6.1	6.1
Volatility	94.1%-94.5%	90.6%-90.8%
Expected dividend rate	—%	—%
Fair value of common stock	$12.60-$13.77	$12.30-$12.70

Notes to Unaudited Condensed Consolidated Financial Statements

A summary of options award activity for non-employees and employees of the Company is as follows:

	Shares	Weighted- Average Exercise Price	Weighted Average – Remaining Contractual Life (years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding as of December 31, 2025	9,850,977	$9.03
Granted	2,389,555	16.79
Exercised	(366,416)	4.34
Canceled	—	—
Outstanding as of March 31, 2026	11,874,116	10.74	8.56	$108,757

Exercisable as of March 31, 2026	3,349,637	$7.36	7.76	$42,004
Exercisable and expected to vest as of March 31, 2026	11,874,116	$10.74	8.56
(1)The aggregate intrinsic values is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s common stock on March 31, 2026 for the options that were in the money.
The weighted-average fair value of options granted during the three months ended March 31, 2026 and 2025, was $13.15 and $9.60, respectively.
The aggregate intrinsic value of options exercised for the three months ended March 31, 2026 and 2025 were $5.1 million and $0.6 million, respectively.
The Company had 8,524,479 unvested stock options outstanding as of March 31, 2026. As of March 31, 2026, total unrecognized compensation costs of $72.5 million related to unvested stock options are expected to be recognized as expense over a weighted average period of 3.1 years.

2024 Employee Stock Purchase Plan
On September 5, 2024, the Company’s board of directors adopted, and its stockholders approved, the 2024 Employee Stock Purchase Plan (the "ESPP"), which became effective September 5, 2024. The ESPP initially reserves and authorizes the issuance of up to 507,383 shares of our common stock to participating employees. The ESPP provides that the number of shares reserved and available for issuance will automatically increase on January 1, 2025 and each January 1 thereafter through January 1, 2034, by the least of (i) 1,014,766 shares of common stock, (ii) 1% of the sum of (A) the number of shares of our common stock issued and outstanding on the immediately preceding December 31, and (B) the number of shares of common stock issuable pursuant to the exercise of any outstanding, pre-funded warrants to acquire such common stock for a nominal exercise price on the immediately preceding December 31, or (iii) such number of shares of common stock as determined by the administrator of the ESPP. The number of shares reserved under the ESPP is subject to adjustment in the event of a stock split, stock dividend, or other change in our capitalization. There has been no activity on this plan to date, and no stock-based compensation expense was recognized during the three months ended March 31, 2026.

Notes to Unaudited Condensed Consolidated Financial Statements

10.     Income Taxes
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
11.     Significant Agreements – Related Parties
The Company entered into a master services agreement on December 15, 2020 (the “Master Services Agreement”) with Biocon. Pursuant to the terms of the master service agreement, Biocon provided services related to research and development, clinical trials, regulatory interactions and manufacturing. The Company incurred $0.1 million and $0.0 million expenses under the Master Services Agreement during the three months ended March 31, 2026 and 2025, respectively.
On July 23, 2019, the Company entered into a contract manufacturing agreement with a wholly-owned subsidiary of Biocon, Biocon Biologics Limited (“BBL”) formerly Biocon Biologics India Limited, which was amended on November 6, 2024 to extend the term of the contract manufacturing agreement until July 23, 2026. Additionally, the Company entered into a material transfer agreement on August 17, 2023, a quality agreement on October 12, 2023, a service agreement on October 18, 2023, and a manufacturing service agreement on December 15, 2023 (collectively, the “BBL Agreements”). Pursuant to the terms of the BBL Agreements, BBL manufactures and supplies specified quantities of products to Bicara to be utilized in research and development and manufacturing as per purchase orders executed from time to time between the two parties. For the three months ended March 31, 2026 and 2025, the Company incurred $0.1 million and $0.0 million of research and development expenses, respectively, under the BBL Agreements. As of March 31, 2026 and December 31, 2025, the Company owed $0.1 million and $0.0 million, respectively.

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
For the three months ended March 31, 2026 and 2025, the Company incurred $1.8 million and $6.4 million of manufacturing and research and development expenses, respectively, under the Syngene Agreements. As of March 31, 2026, and December 31, 2025, the Company owed Syngene $2.0 million and $3.4 million, respectively, relating to these incurred costs, of which $1.3 million and $2.3 million, respectively, were classified in accounts payable-related party and $0.7 million and $1.1 million, respectively, were classified as accrued expenses-related party on the balance sheets.

Notes to Unaudited Condensed Consolidated Financial Statements

12.     Significant Agreements
IQVIA
On October 15, 2019, the Company entered into a master clinical contract services agreement with IQVIA RDS Inc (“IQVIA”), which was amended in December 2023 to include global clinical trials. Pursuant to the terms of the agreement, as amended, IQVIA will provide the Company with certain global clinical-development related services and laboratory services under separately executed statements of work (“SOWs”). In June 2021, the Company entered into an SOW with IQVIA for lab and clinical development services, to be invoiced on a monthly basis based on work performed by IQVIA. Under this SOW, Bicara agreed to provide IQVIA with an initial upfront payment of $1.8 million, of which $1.0 million was a refundable deposit and $0.8 million for investigator grant payment in advance. In December 2022, Bicara entered into an authorized to proceed agreement (“ATP”) with IQVIA. Under the ATP, Bicara agreed to provide IQVIA with an additional refundable deposit of $0.9 million, which was paid in March 2023. Both the initial deposit and the ATP deposit will be held on account and reconciled against final invoices. As of March 31, 2026 and December 31, 2025, the refundable deposit balance was $1.9 million, which is included within other assets on the balance sheets.

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
For the three months ended March 31, 2026 and 2025 the Company incurred $9.9 million and $14.2 million in expenses, respectively and paid $7.7 million and $12.3 million, respectively, to IQVIA. As of March 31, 2026 and December 31, 2025, the Company had $1.1 million and $0.4 million classified in accounts payable, respectively, and $9.8 million and $8.6 million classified in accrued expenses and other current liabilities on the balance sheets.
Clinical Trial Collaboration and Supply Agreement with MSD
On May 19, 2022, we entered into a Clinical Trial Collaboration and Supply Agreement (the "MSD Agreement") with MSD International GmbH ("MSDIG"), and MSD International Business GmbH ("MSDIB" and collectively with MSDIG, "MSD"). Pursuant to the MSD Agreement, we provide ficerafusp alfa and MSD provides pembrolizumab to be used in combination in a clinical trial sponsored by us. The clinical trial is a First-in-Human, Phase 1/1b, Open-label, Multicenter Study intended to characterize the safety, tolerability and recommended dose of single agent ficerafusp alfa and combination ficerafusp alfa plus pembrolizumab. To facilitate such collaboration activities and information exchange and pursuant to the MSD Agreement, we and MSD created a joint development committee with an equal number of representatives from each party.
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

Notes to Unaudited Condensed Consolidated Financial Statements

13. Defined Contribution Plan
The Company currently maintains a tax-qualified 401(k) retirement savings plan for our employees. All eligible employees are able to participate in the plan beginning one month after their first day of employment. Under our defined contribution plan, employees may elect to defer a percentage of their compensation per year, subject to a maximum limit prescribed by tax law, and the Company match a portion of their eligible contributions. The Company provided matching discretionary contributions under the 401(k) plan of $0.2 million and $0.1 million for the three months ended March 31, 2026 and March 31, 2025, respectively.
14.     Segment Reporting
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
The table below is a summary of the segment profit or loss, including significant segment expenses (in thousands):

	Three Months Ended March 31,
	2026	2025
Expenses
Manufacturing and process development	$23,208	$18,655
Clinical operations and development	14,570	10,026
Research and development personnel cost and other (including stock-based compensation)	9,121	5,096
Research	601	556
Total research and development	47,500	34,333
General and administrative personnel costs (including stock-based compensation)	7,963	4,832
Professional fees	3,560	1,504
Facility costs, IT, office expense and other	1,219	1,119
Total general and administrative expenses	12,742	7,455
Total operating expenses	60,242	41,788
Operating loss	(60,242)	(41,788)
Interest income	4,083	5,014
Total other income	4,083	5,014
Net income before losses	(56,159)	(36,774)
Income tax expense	(52)	(72)
Segment and consolidated net loss	$(56,211)	$(36,846)

Included within facility costs, IT, office expense and other are depreciation expense, which is disclosed on the Statement of Cash Flows

25

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties and should be read together with the “Risk Factors” section of this Quarterly Report on Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from those described in or implied by these forward-looking statements contained in the following discussion and analysis. Please also see the section titled “Special Note Regarding Forward-Looking Statements.”
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

By combining these two clinically validated targets, ficerafusp alfa has the potential to exert potent anti-tumor activity by simultaneously blocking both cancer cell-intrinsic EGFR survival and proliferation, as well as the immunosuppressive TGF-β signaling within the TME. Ficerafusp alfa directs the TGF-β inhibitor into the immediate TME through the binding of EGFR on tumor cells, which we believe will drive the tumor penetration of immune cells that lead to deep and durable responses and an increase in overall survival.

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

Our Pipeline

Our current development plan for ficerafusp alfa is summarized in the following pipeline chart:

Corporate Highlights, Recent Progress and Key Upcoming Milestones

•FORTIFI-HN01 Phase 2/3 pivotal trial: We are currently conducting a global, randomized, double-blind, Phase 2/3 FORTIFI-HN01 pivotal trial evaluating 1500mg dosed once weekly, or QW, of ficerafusp alfa in combination with pembrolizumab in first-line, or 1L, recurrent/metastatic, or R/M, human papillomavirus infection, or HPV, -negative head and neck squamous cell carcinoma, or HNSCC, whose tumors express programmed death-ligand 1 with combined positive score, or CPS, of ≥1. In January 2026, we announced that 1500mg QW of ficerafusp alfa was selected as the optimal dose to bring forward in the Phase 3 portion of the FORTIFI-HN01 trial. In February 2026, the transition to the Phase 3 portion of the FORTIFI-HN01 trial was completed. The dose determination was informed by the open-label data sets from our Phase 1/1b trial, as well as data from the treatment arms of the Phase 2 portion of the FORTIFI-HN01 trial. The FORTIFI-HN01 will enroll approximately 650 patients, which we believe is sufficiently designed to achieve results to support potential approval by the U.S. Food and Drug Association, or the FDA. We enrolled the first patients in the FORTIFI-HN01 trial in February 2025. We expect to achieve substantial enrollment by the end of 2026 to enable an interim analysis in mid-2027 to support potential accelerated approval and U.S. launch in 2028.

•Alternate dose study to evaluate loading and every-three-week maintenance regimen: In February 2026, we presented positive data from the Phase 1b expansion cohort evaluating 2000mg of ficerafusp alfa every-other-week in combination with pembrolizumab in 1L HPV-negative R/M HNSCC at the 2026 Multidisciplinary Head and Neck Cancers Symposium and our plans to develop an alternate dosing regimen to potentially expand optionality for patients and providers. Based on recent discussions with the FDA, we plan to initiate a randomized clinical study that will evaluate ficerafusp alfa in combination with pembrolizumab, administered as a 12-week loading dose of 1500mg QW followed by maintenance dosing of 2250mg every three weeks. We expect to initiate the study in the third quarter of 2026 to have results in time for potential U.S. accelerated approval.

•Phase 1b expansion cohorts

◦1500mg QW, 750mg QW and 2000mg Q2W plus pembrolizumab in 1L R/M HPV-negative HNSCC: In May 2026, our peer-reviewed manuscript was published in the Journal of Clinical Oncology detailing results from the Phase 1b expansion cohort evaluating 1500mg of ficerafusp alfa QW in combination with pembrolizumab in 1L HPV-negative R/M HNSCC, most recently presented in an oral session at the 2025 American Society of Clinical Oncology, or ASCO, Annual Meeting. As of the March 20, 2025 data snapshot, the data demonstrated deep and durable responses with prolonged survival, evidenced by a median overall survival of 21.3 months, in patients with 1L HPV-negative R/M HNSCC. Additionally, the results suggest that ficerafusp alfa facilitated tumor penetration of immune cells by modulating EGFR/TGF-β in the tumor microenvironment. These findings support the potential of ficerafusp alfa as a well-tolerated, chemotherapy-free treatment option across the spectrum of disease burden, including patients with bulky or symptomatic disease, where rapid, meaningful responses would be particularly beneficial. At the upcoming 2026 ASCO Annual Meeting, we plan to present three-year follow-up data from the 1500mg QW cohort, which will allow us to characterize the long-term clinical benefit from this dose as compared to standard of care, and we will also share longer-term endpoints from the 750mg QW and 2000mg every-other-week, or Q2W, datasets.

◦1500mg QW plus pembrolizumab in 1L R/M HPV-negative HNSCC with CPS<1: We are continuing to enroll a Phase 1b expansion cohort evaluating 1500mg QW of ficerafusp alfa in combination with pembrolizumab in patients with 1L HPV-negative R/M HNSCC with a CPS<1.

◦1500mg QW plus pembrolizumab in 1L R/M HPV-positive smokers HNSCC: We are continuing to enroll an additional Phase 1b expansion cohort evaluating 1500mg QW of ficerafusp alfa in combination with pembrolizumab in patients with HPV-positive R/M HNSCC and a history of heavy smoking.

◦1500mg QW plus pembrolizumab in other solid tumors: We are continuing to enroll Phase 1b expansion cohorts evaluating 1500mg QW of ficerafusp alfa both as monotherapy and in combination with pembrolizumab in patients with third-line metastatic colorectal cancer with microsatellite stable RAS/BRAF wild-type. We expect to present data from these cohorts in the second half of 2026.

•Chief Medical Officer transition and appointment of Chief Commercial Officer: On May 8, 2026, Bill Schelman, M.D., Ph.D., previously our Executive Vice President, Clinical Development, succeeded David Raben, M.D. to serve as our Chief Medical Officer, and Dr. Raben has transitioned to serve as a Senior Executive Advisor to the Company. In addition, we have appointed Chris Sarchi as Chief Commercial Officer to lead our commercial organization in preparation for launch readiness.

Since our inception in December 2018, we have not generated any revenue from product sales or other sources and have incurred significant operating losses and negative cash flows from our operations. Our primary uses of cash to date have been conducting research and development, advancing development of ficerafusp alfa, raising capital, building infrastructure, developing intellectual property, hiring personnel and providing general and administrative support for these operations. To date, we have funded our operations primarily through sale of common stock in connection with our initial public offering, or IPO, ATM Program (as defined below), our February 2026 Offering (as defined below), exercise of stock options, private placements of our redeemable convertible preferred stock, and through debt financing. As of March 31, 2026, we had raised aggregate net proceeds of $882.9 million and had cash, cash equivalents and marketable securities of $539.8 million. The February 2026 Offering closed on February 26, 2026 and resulted in net proceeds to us of approximately $161.8 million.
We have incurred operating losses in each year since our inception. Our net losses were $56.2 million and $36.8 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $415.2 million. We expect our expenses and operating losses will increase substantially as we:
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
Based upon our current operating plans, we believe that our existing cash, cash equivalents and marketable securities, will be sufficient to fund our operations and capital expenditure requirements into the first half of 2029. Without additional funding, we believe that we will have sufficient funds to meet our obligations within the next twelve months from the date of issuance of our condensed consolidated financial statements. We do not expect to generate any revenue from product sales unless and until we successfully complete development and obtain regulatory approval for ficerafusp alfa or future product candidates, which will not be for at least the next several years, if ever. If we obtain regulatory approval for ficerafusp alfa or any of our future product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, until such time as we can generate significant revenue from sales of our product candidate, if ever, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. See the section titled “Liquidity and Capital Resources” below. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidate that we would otherwise prefer to develop and market ourselves.

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
Income Taxes
The Company’s provision for income taxes is not material for the three months ended March 31, 2026 and 2025.
Since our inception, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items.

Other Comprehensive Loss

During the three months ended March 31, 2026, the Company held marketable securities in U.S. Treasury Bills. The unrealized loss on these instruments was recorded in Other Comprehensive Loss.

Results of Operations
Comparison of the three months ended March 31, 2026 and 2025
The following table summarizes our results of operations for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Operating Expenses:
Research and development—related party	$1,982	$6,575	$(4,593)
Research and development	45,518	27,758	17,760
General and administrative	12,742	7,455	5,287
Total operating expenses	60,242	41,788	18,454
Loss from operations	(60,242)	(41,788)	(18,454)
Other income
Interest income	4,083	5,014	(931)
Total other income	4,083	5,014	(931)
Net loss before income taxes	(56,159)	(36,774)	(19,385)
Income tax expense	(52)	(72)	20
Net loss	$(56,211)	$(36,846)	$(19,365)
Research and Development Expenses (including Research and Development—Related Party)
Research and development expenses increased by $13.2 million from $34.3 million for the three months ended March 31, 2025 to $47.5 million for the three months ended March 31, 2026.
The following table summarizes our research and development expenses for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Manufacturing and process development	$23,208	$18,655	$4,553
Clinical operations and development	14,570	10,026	4,544
Research and development personnel cost and other (including stock-based compensation)	9,121	5,096	4,025
Research	601	556	45
Total research and development expenses	$47,500	$34,333	$13,167
The increase in research and development expenses for the three months ended March 31, 2026, compared to the three months ended March 31, 2025 was primarily due to:
•approximately $4.6 million in increased manufacturing cost, driven by additional batch manufacturing of drug substance in connection with our Phase 2/3 FORTIFI-HN01 pivotal trial and Phase 1/1b clinical trial;
•approximately $4.5 million in increased clinical operation and development cost, driven by costs associated with our Phase 2/3 FORTIFI-HN01 pivotal trial and continued patient enrollment in our ongoing Phase 1/1b trials; and
•approximately $4.0 million in increased personnel related costs, including stock-based compensation, driven by higher number and value of stock options granted and an increase in the size of our workforce to support clinical development, manufacturing and research and increased professional service expenses as we continue to build out our clinical operations and development functions.

General and Administrative Expenses
General and administrative expenses increased by $5.3 million from $7.5 million for the three months ended March 31, 2025 to $12.7 million for the three months ended March 31, 2026. The following table summarizes our general and administrative expenses for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
General and administrative personnel costs (including stock-based compensation)	$7,963	$4,832	$3,131
Professional fees	3,560	1,504	2,056
Facility costs, insurance, IT, office expense and other	1,219	1,119	100
Total general and administrative expenses	$12,742	$7,455	$5,287
The increase in general and administrative expenses for the three months ended March 31, 2026, compared to the three months ended March 31, 2025 was primarily due to:
•approximately $3.1 million in increased personnel related costs, including stock-based compensation, driven by an increase in the size of our workforce and by a higher number and value of stock options granted; and
•approximately $2.1 million in increased professional service expenses associated with higher legal, accounting and other expenses as we continue to build out our general and administrative functions to support advancing of our clinical trials.
Other Income
Interest income
Interest income for the three months ended March 31, 2026 and 2025 was $4.1 million and $5.0 million, respectively. The decrease was primarily due to a lower average balance in cash, cash equivalents and marketable securities.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception in December 2018, we have not generated any revenue from any sources and have incurred significant operating losses and negative cash flows from operations. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the clinical development of ficerafusp alfa or any future product candidates we elect to pursue. Further we expect to incur additional costs associated with operating as a public company. From our inception in December 2018 through March 31, 2026, we have received aggregate net proceeds of $882.9 million from the sale of our common stock in the IPO, ATM Program and the February 2026 Offering, the exercise of stock options, and sale of redeemable convertible preferred stock in private placements and debt financing.

“At-the-Market” Offering

On October 3, 2025, we filed a Registration Statement on Form S-3 with the SEC covering the offering of up to $400.0 million of common stock, preferred stock, debt securities, warrants and/or units. The Registration Statement was declared effective by the SEC on November 26, 2025. Concurrent with the filing of the Registration Statement, we entered into a sales agreement, dated October 3, 2025, by and between the Company and TD Securities (USA) LLC, acting as sales agent, to establish an at-the-market offering program pursuant to which we may offer and sell shares of our common stock from time to time, or the ATM Program. In connection with the ATM Program, we filed a prospectus with the Registration Statement for the offer and sale of up to $150.0 million of shares of common stock from time to time through the sales agent. As market conditions permit, we may offer and sell securities under the Registration Statement, including through the ATM Program, in order to fund our operations or provide additional liquidity. During the quarter ended March 31, 2026, there were no sales of our common stock through the ATM Program. As of March 31, 2026, a total of 1,604,000 shares of our common stock had been sold through the ATM Program, resulting in net proceeds to us of $29.5 million.

February 2026 Offering

In February 2026, we issued and sold 8,581,250 shares of its common stock, including 1,406,250 shares pursuant to the exercise of the underwriters’ option to purchase additional shares, at a price to the public of $16.00 per share, and in lieu of common stock to certain investors, we sold pre-funded warrants to purchase 2,200,000 shares of common stock at a public offering price of $15.9999 per pre-funded warrant, which represents the per share public offering price of each share of common stock less the $0.0001 per share exercise price for each pre-funded warrant, or the February 2026 Offering. The February 2026 Offering closed on February 26, 2026 and resulted in net proceeds to us of approximately $161.8 million.
Future Funding Requirements
As of March 31, 2026, we had cash, cash equivalents and marketable securities of $539.8 million. Based upon our current operating plans, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations and capital expenditure requirements into the first half of 2029. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. Additionally, the process of testing our product candidate in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain. We will need to raise substantial additional capital in the future.
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

Cash Flows
Comparison of the Three Months Ended March 31, 2026 and 2025
The following table sets forth a summary of the net cash flow activity for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(37,508)	$(28,106)
Net cash provided by investing activities	100,940	—
Net cash provided by financing activities	163,345	460
Net decrease in cash and cash equivalents	$226,777	$(27,646)
Operating Activities
For the three months ended March 31, 2026, net cash used in operating activities was $37.5 million resulting from our net loss of $56.2 million, partially offset by net increases in our operating assets and liabilities of $12.2 million and by non-cash charges of $6.5 million, consisting of stock-based compensation expense, depreciation and non-cash lease expense.
For the three months ended March 31, 2025, net cash used in operating activities was $28.1 million resulting from our net loss of 36.8 million and net decrease in our operating assets and liabilities of $5.1 million, partially offset by non-cash charges of $3.6 million. Non-cash charges consisted of stock-based compensation expense, depreciation and non-cash lease charges.
Investing Activities
Net cash provided by investing activities was $100.9 million for the three months ended March 31, 2026 and immaterial for March 31, 2025. The increase in cash provided by investing activities is due to proceeds from maturity of marketable securities in 2026, which were purchased in the third quarter of 2025.
Financing Activities
Net cash provided by financing activities was $163.3 million for the three months ended March 31, 2026, consisting primarily of proceeds from the offering of common stock and pre-funded warrants in February 2026 and proceeds from the exercise of stock options.
Net cash provided by financing activities was $0.5 million for the three months ended March 31, 2025, consisting primarily of proceeds from the exercise of common stock options.
Critical Accounting Polices and Estimates
This discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which we have prepared in accordance with GAAP. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, costs and expenses, and related disclosures. During the three months ended March 31, 2026, there were no material changes to our critical accounting policies and significant judgments described under Management’s Discussion and Analysis of Critical Accounting Policies and Significant Judgments which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2026. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2026.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have no products approved for commercial sale and have not generated any revenue from product sales to date. We will continue to incur significant research and development and other expenses related to clinical development and ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Our net losses totaled $56.2 million and $36.8 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we have not yet generated revenues. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, ficerafusp alfa.

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

As of March 31, 2026, we had $539.8 million of cash, cash equivalents and marketable securities. Based upon our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the first half of 2029. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We may also raise additional financing on an opportunistic basis in the future. For example, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop ficerafusp alfa. Our future capital requirements will depend on many factors, including but not limited to:
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
Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations with our existing cash, cash equivalents and marketable securities, the net proceeds from our IPO, sales of our common stock under our ATM Program, marketable securities, equity financings, or any future equity or debt financings and upfront and milestone and royalties payments, if any, received under any future licenses or collaborations. In the future, if we raise additional capital through the sale of equity or convertible debt securities or issue any equity or convertible debt securities in connection with a collaboration agreement or other contractual arrangement, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a holder of our common stock. In addition, the possibility of such issuance may cause the market price of our common stock to decline. In October 2025, we filed a Registration Statement pursuant to which we may issue up to $400.0 million in shares of our common stock, preferred stock, debt securities, warrants and/or units. Concurrent with the filing of the Registration Statement, we entered into a common stock sales agreement, dated October 3, 2025, by and between the Company and TD Securities (USA) LLC, acting as the sales agent, to establish an at-the-market offering program pursuant to which we may offer and sell shares of our common stock from time to time, or the ATM Program. In connection with the ATM Program, we filed a prospectus with the Registration Statement for the offer and sale of up to $150.0 million of shares of common stock from time to time through the sales agents, or the ATM Prospectus. As of March 31, 2026, we have sold 1,604,000 shares of common stock under our ATM Program for aggregate net proceeds to us of $29.5 million. In February 2026, we entered into an underwriting agreement with Morgan Stanley & Co. LLC, TD Securities (USA) LLC and BofA Securities, Inc., as representatives of the underwriters named therein, pursuant to which we issued and sold an aggregate of 8,581,250 shares of our common stock at a price to the public of $16.00 per share, which included full exercise of the underwriters’ option to purchase 1,406,250 additional shares, and pre-funded warrants to purchase up to 2,200,000 shares of common stock to the underwriters at a public offering price of $15.9999 per pre-funded warrant, or the February 2026 Offering. The February 2026 Offering resulted in net proceeds to us of approximately $161.8 million. As market conditions permit, we may offer and sell securities under the Registration Statement, including through the ATM Program or additional equity financings, which may cause dilution to our stockholders or impact the market price of our common stock.
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

Our initial focus is the development of ficerafusp alfa in HNSCC and, more generally, we seek to bring transformative bifunctional therapies to patients with solid tumors. We are currently conducting our Phase 2/3 FORTIFI-HN01 pivotal trial of ficerafusp alfa in combination with pembrolizumab in first-line, or 1L, recurrent/metastatic, or R/M, human papillomavirus, or HPV, -negative HNSCC, as well as evaluating ficerafusp alfa in multiple Phase 1b expansion cohorts and planning to initiate an alternate dosing study to evaluate ficerafusp alfa with a loading and every-three-week maintenance regimen.

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

The U.K. GDPR and the U.K. Data Protection Act 2018 set out the U.K.’s data protection regime, which is independent from but, currently, aligned to the EU’s data protection regime. The European Commission has adopted an adequacy decision in respect of transfers of personal data to the U.K. In December 2025, the European Commission adopted a decision to extend the validity of the U.K. adequacy decision for six years until December 2031, determining that the U.K. continues to offer a level of data protection that is “essentially equivalent” to the EU standards. This follows the U.K.’s adoption of the Data (Use and Access) Act 2025, or the DUAA, on June 19, 2025. Like the EU GDPR, the U.K. GDPR restricts personal data transfers outside the U.K. to countries not regarded by the U.K. as providing adequate protection. The U.K. Government has confirmed that personal data transfers from the U.K. to the EEA remain free flowing. The respective provisions and enforcement of the EU GDPR and U.K. GDPR may further diverge in the future and create additional regulatory challenges and uncertainties.
In addition, we will be required to implement adequate safeguards to enable the transfer of personal data outside of the EEA or the U.K., in particular to the U.S., in compliance with the GDPR. In some cases, we may rely upon the European Commission’s approved standard contractual clauses to legitimize transfers of personal data out of the EEA from controllers or processors established outside the EEA (and not subject to the GDPR). The U.K. is not subject to the European Commission’s standard contractual clauses but has published its own transfer mechanism, the International Data Transfer Addendum/Agreement, which enables transfers from the U.K. Changes with respect to any of these matters may lead to additional costs and increase our overall risk exposure. The EU and U.S. have adopted its adequacy decision for the EU U.S. Data Privacy Framework, or the Framework, which entered into force on July 11, 2023. This Framework provides that the protection of personal data transferred between the EU and certified companies in the U.S. is comparable to that offered in the EU. Moreover, the U.K. Government adopted the Data Protection (Adequacy) Regulations 2023, also referred to as the “UK-U.S. Data Bridge”, which, since October 12, 2023 allows companies to transfer personal data from the U.K. to the U.S. on the basis of the Framework. This provides a further avenue to ensuring transfers to the U.S. are carried out in line with GDPR. However, the long-term validity of the Framework remains uncertain and it has already been challenged before European courts.

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

On December 18, 2025, the Fiscal Year 2026 National Defense Authorization Act (P.L. 119-60) was signed into law, Section 851 of which (commonly known as the BIOSECURE Act) restricts U.S. federal executive agencies, and federal contractors, grant recipients, and loan recipients, from procuring or using biotechnology equipment or services from entities designated as “biotechnology companies of concern” (BCCs) in performance of U.S. federal contracts, grants, or loans. BCCs include entities on the Department of Defense’s Section 1260H list of Chinese military companies operating in the United States (to the extent such entities are involved in the manufacturing, distribution, provision, or procurement of biotechnology equipment or services) and entities identified through a forthcoming Office of Management and Budget, or OMB, -led interagency designation process. The BIOSECURE Act’s prohibitions are subject to a multi-year implementation timeline, with the initial OMB list due by December 2026, followed by implementing guidance and Federal Acquisition Regulation rulemaking — and the substantive prohibitions are not expected to take effect until 2027 at the earliest, subject to a five-year grandfather period for certain pre-existing contractual arrangements. We do anticipate continued scrutiny on the biopharmaceutical industry's relationships with Chinese biotechnology companies, which could adversely impact our Chinese biotech business partners’ operations or financial position, and, in turn, could impair their ability to supply us with product in the future. We may also face additional manufacturing and supply-chain risks due to (i) evolving regulatory and legal requirements in China, (ii) the deterioration of the geo-political relationship between China and the U.S., including but not limited to potential sanctions imposed by the U.S. government on Chinese biotech partners, or other companies in China on whom we might rely, or (iii) similar developments affecting any of the other countries in which our products or product candidates are or are expected to be manufactured or marketed.

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

We intend to develop our product candidates in part in combination with other therapies, including ficerafusp alfa in combination with pembrolizumab, and may develop ficerafusp alfa and any future product candidates in combination with one or more currently approved cancer therapies. These combinations have not been previously tested in the clinic and may, among other things, fail to demonstrate synergistic activity, may fail to achieve superior outcomes relative to the use of single agents or other combination therapies, or may fail to demonstrate sufficient safety or efficacy traits in clinical trials to enable us to complete those clinical trials or obtain marketing approval for the combination therapy.

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
We plan to seek approval for ficerafusp alfa under the FDA’s accelerated approval pathway. A product may be eligible for accelerated approval if it is designed to treat a serious or life-threatening disease or condition and generally provides a meaningful advantage over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or IMM, that is reasonably likely to predict an effect on IMM or other clinical benefit. For more information, see the section titled “Business—Government Regulation—Accelerated Approval” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, or Annual Report.

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

The availability of coverage and the adequacy of reimbursement by governmental healthcare programs including but not limited to Medicare and Medicaid, private health insurers and other third-party payors are essential for most patients to be able to afford prescription medications such as ficerafusp alfa or any future product candidates, if approved. Our ability to achieve coverage and acceptable levels of reimbursement for our products by third-party payors will have an effect on our ability to successfully commercialize those products. Accordingly, we will need to successfully implement a coverage and reimbursement strategy for any approved product candidate. Even if we obtain coverage for a given product by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high. For more information, see the section titled “Business—Government Regulation—Pharmaceutical Coverage, Pricing and Reimbursement” in our Annual Report.

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

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Government authorities currently impose mandatory discounts for certain patient groups, such as Medicare and Medicaid beneficiaries, and may seek to increase such discounts at any time. Future regulation may negatively impact the price of our products, if approved. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the U.S. or abroad. In addition, the U.S. Supreme Court’s June 2024 decision to overturn established case law giving deference to regulatory agencies’ interpretations of ambiguous statutory language has introduced uncertainty regarding the extent to which the FDA’s regulations, policies and decisions may become subject to increasing legal challenges, delays, and/or changes. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, our product candidate may lose any marketing approval that may have been obtained and we may not achieve or sustain profitability, which would adversely affect our business.
We are subject to various U.S. federal, state and foreign healthcare laws and regulations, which could increase compliance costs, and our failure to comply with these laws and regulations could harm our reputation, subject us to significant fines and liability or otherwise adversely affect our business.
Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors, patient organizations and customers may expose us to broadly applicable foreign, federal and state fraud and abuse and other healthcare laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, and plan to market, sell and distribute any products for which we obtain regulatory approval. For more information, see the section titled “Business—Government Regulation—Other U.S. Healthcare Laws” in our Annual Report.
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
In the U.S. and some foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system, including cost-containment measures that may reduce or limit coverage and reimbursement for newly approved drugs and biologics and affect our ability to profitably sell ficerafusp alfa or any future product candidates for which we obtain regulatory approval. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. For example, the Inflation Reduction Act of 2022, or the IRA, includes several provisions that will impact our business to varying degrees, including provisions that allow the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, among others. Negotiated maximum fair prices for the first ten Medicare Part D drugs took effect January 1, 2026, and Medicare Part B drugs become subject to negotiated prices beginning January 1, 2028. Our lead candidate ficerafusp alfa is being developed in indications that may rely heavily on Medicare reimbursement. Accordingly, these price-negotiation provisions may have a negative impact on our future revenue and profits. The IRA exempts orphan drugs from price negotiation if they have received only one orphan designation and are approved solely for that rare disease. However, the One Big Beautiful Bill Act of 2025, or the OBBBA, revised this exemption, effective for the initial price applicability year 2028 and subsequent years, in two ways: first, all orphan drugs designated for one or more rare diseases or conditions and approved only for such designated indications are exempt from the negotiation program (expanding the prior single-orphan-indication exclusion); and second, for orphan-designated products that later lose exclusion status upon approval of a non-orphan indication, the negotiation eligibility period begins on the date of such first non-orphan indication, the negotiation eligibility period begins on the date of such first non-orphan approval rather than on the products’ original approval date. While the OBBBA amendments may broaden the exemption for certain products, its effect on our future pipeline remains uncertain. Further, the IRA also imposed rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation. For more information, see the section titled “Business—Government Regulation—Current and Future U.S. Healthcare Reform Legislation” in our Annual Report.
In 2025, the Trump Administration issued executive actions and supported regulatory initiatives focused on implementing most-favored-nation, or MFN, pricing concepts, expanding direct-to-consumer sales models, and directing CMS to propose reimbursement models that would incorporate international reference pricing benchmarks into Medicare and Medicaid payment structures. These initiatives, if implemented, could adversely affect the prices we could obtain for ficerafusp alfa, if approved, and for any future product candidates, and could increase our compliance costs and commercial complexity.
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

Our executive officers, directors, principal stockholders and their respective affiliates own a significant percentage of our common stock and will be able to exert significant control over matters subject to stockholder approval.

Based on the beneficial ownership of our common stock as of March 31, 2026, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially own a significant percentage of our common stock. These stockholders, if acting together, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, amendment of our organizational documents, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. In addition, certain of our principal stockholders, including Biocon, RA Capital and TPG LSA, are affiliated with members of our board of directors. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

We expect to issue additional capital stock in the future, including potentially through our ATM Program, that will result in dilution to all other stockholders. We expect to grant equity awards to employees, directors and consultants under our stock incentive plans. We may also raise capital through equity financings in the future. In addition, as of the date of this Quarterly Report on Form 10-Q, we had outstanding pre-funded warrants to purchase 2,200,000 shares of our common stock with an exercise price of $0.0001 per share. The pre-funded warrants may be exercised at any time after the date of issuance solely by cashless exercise, at the holder’s election, until all of the pre-funded warrants are exercised in full, according to a formula set forth in the pre-funded warrants. Accordingly, we will not receive additional proceeds from the exercise of the pre-funded warrants and issuance of the underlying shares. If some or all of these pre-funded warrants are exercised, our stockholders could experience substantial dilution and such exercise may cause the market price of our stock to decline.
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
The global credit and financial markets have also experienced extreme volatility and disruptions (including as a result of actual or perceived changes in interest rates, inflation and macroeconomic uncertainties), which has included severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, high inflation, uncertainty about economic stability, global supply chain disruptions, and increases in unemployment rates. The financial markets and the global economy may also be adversely affected by military conflict, including the ongoing conflict between Russia and Ukraine, the conflicts in the Middle East, or other geopolitical events. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. A severe or prolonged economic downturn could result in a variety of risks to our business, including a decrease in the demand for our drug candidates and in our ability to raise additional capital when needed on acceptable terms, if at all. For example, there has been proposed U.S. legislation that may restrict the ability of U.S. biopharmaceutical companies to purchase services or products from, or otherwise collaborate with, certain Chinese biotechnology companies of concern without losing the ability to contract with, or otherwise receive funding from, the U.S. government. We continue to assess the legislation as it develops to determine whether it could have an effect on our contractual relationships. Furthermore, any disruptions to our supply chain as a result of unfavorable global economic conditions, including due to geopolitical conflicts or public health crises, could negatively impact the timely execution of our ongoing and future clinical trials. In addition, current inflationary trends in the global economy may impact salaries and wages, costs of goods and transportation expenses, among other things, and recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures may create market and economic instability. We cannot anticipate all of the ways in which the foregoing, and the current economic climate and financial market conditions generally, could adversely impact our business.
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

In this Quarterly Report on Form 10-Q and our periodic reports and proxy statements, we have not included and do not expect to include all of the executive compensation-related information that would be required if we were not an emerging growth company.

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

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be reevaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. We have implemented the process of documenting, reviewing and improving our internal controls and procedures for compliance with Section 404 of the Sarbanes-Oxley Act, which requires annual management assessment of the effectiveness of our internal control over financial reporting beginning with this Quarterly Report on Form 10-Q. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act, or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Recent Sales of Unregistered Securities

None.

(b) Use of Proceeds from Initial Public Offering

On September 12, 2024, our Registration Statement on Form S-1 (No. 333-281722) relating to our IPO was declared effective by the SEC. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on September 13, 2024.
(c) Issuer Repurchases of Equity Securities

Not applicable.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
(a)

None.

(b)

Chief Medical Officer Transition

On May 7, 2026, or the Transition Date, David Raben, M.D. resigned from his role as our Chief Medical Officer and transitioned to serve as a Senior Executive Advisor to the Company, effective on the Transition Date. Dr. Raben’s resignation was not the result of any disagreement with the Company or our board of directors or any matter relating to our operations, policies or practices. On May 8, 2026, Bill Schelman, M.D., Ph.D., previously our Executive Vice President, Clinical Development, succeeded Dr. Raben to serve as our Chief Medical Officer.

On the Transition Date, we entered into a separation agreement, or the Separation Agreement, with Dr. Raben, pursuant to which he is entitled to receive (i) his base salary for 12 months following the Transition Date and (ii) subject to copayment of premium amounts at the applicable active employees’ rate and proper election to continue COBRA health coverage, payment of the portion of the premium equal to the amount that we would have paid to provide health insurance to him had he remained employed until the earliest of (A) May 30, 2027, (B) his eligibility for group medical plan benefits under any other employer’s group medical plan, or (C) at the end of his COBRA health continuation period. The Separation Agreement also contains non-disparagement and cooperation covenants, a reaffirmation of Dr. Raben’s confidentiality obligations, and a general release of claims by Dr. Raben.

In addition, Dr. Raben entered into a consulting agreement, or the Consulting Agreement, with us, pursuant to which Dr. Raben now serves as a Senior Executive Advisor to the Company. The Consulting Agreement was effective as of the Transition Date and ends on December 31, 2026, unless terminated at an earlier date by Dr. Raben or by us. Dr. Raben will be compensated at a monthly rate of $8,000 for his services under the Consulting Agreement or an amount pro-rated in any month wherein the consulting relationship with us has been terminated, and his existing equity grants will continue to vest pursuant to the terms of the underlying award agreements and the applicable equity plan so long as he has a service relationship with us under the Consulting Agreement. The Consulting Agreement also contains non-disclosure and non-competition covenants.

The foregoing summaries of the Separation Agreement and Consulting Agreement are not complete and are qualified in their entirety by the Separation Agreement and Consulting Agreement, copies of which we intend to file with the SEC as exhibits to our Quarterly Report on Form 10-Q for the quarter ending June 30, 2026.

(c)

The following table describes for the three months ended March 31, 2026 each trading arrangement under which our directors or officers adopted, materially modified, or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangements	Nature of Trading Arrangements	Duration of Trading Arrangement	Aggregate Number of Securities
Claire Mazumdar, Ph.D. (Chief Executive Officer and Director)	Adoption (March 31, 2026)	Rule 10b5-1 trading arrangement	Sale
Until the earlier of a) December 31, 2026; b) the first date on which all trades have been executed or all trading orders related to such trades have expired; and c) the date on which the plan holder gives notice to terminate the plan.
Up to 150,000 shares of common stock
Ryan Cohlhepp, Pharm.D. (President, Chief Operating Officer and Director)	Adoption (March 31, 2026)	Rule 10b5-1 trading arrangement	Sale
Until the earlier of a) March 1, 2027; b) the first date on which all trades have been executed or all trading orders related to such trades have expired; and c) the date on which the plan holder gives notice to terminate the plan.
Up to 180,000 shares of common stock
Ivan Hyep (Chief Financial Officer and Treasurer )	Adoption (March 31, 2026)	Rule 10b5-1 trading arrangement	Sale
Until the earlier of a) July 8, 2027; b) the first date on which all trades have been executed or all trading orders related to such trades have expired; and c) the date on which the plan holder gives notice to terminate the plan.
Up to 205,000 shares of common stock

Lara Meisner (Chief Legal Officer, Compliance Officer and Corporate Secretary)	Adoption (March 31, 2026)	Rule 10b5-1 trading arrangement	Sale
Until the earlier of a) July 3, 2027; b) the first date on which all trades have been executed or all trading orders related to such trades have expired; and c) the date on which the plan holder gives notice to terminate the plan.
Up to 173,789 shares of common stock
David Raben, M.D. (former Chief Medical Officer)	Adoption (March 31, 2026)	Rule 10b5-1 trading arrangement	Sale
Until the earlier of a) July 1, 2027; b) the first date on which all trades have been executed or all trading orders related to such trades have expired; and c) the date on which the plan holder gives notice to terminate the plan.
Up to 104,000 shares of common stock

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

4.3	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (File No. 001-42271) filed on February 26, 2026).
10.1#	2026 Inducement Plan and form of award agreements thereunder (incorporated by reference to Exhibit 10.12 of the Registrant's Annual Report on Form 10-K (File No. 001-42271) filed on March 30, 2026).
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) promulgated under the Exchange Act.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) promulgated under the Exchange Act.
32.1**	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
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

Bicara Therapeutics Inc.

Date: May 11, 2026	By:	/s/ Claire Mazumdar
Claire Mazumdar, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2026	By:	/s/ Ivan Hyep
Ivan Hyep
Chief Financial Officer
(Principal Financial and Accounting Officer)