Form 10-Q
period 2026-06-30
Bicara Therapeutics Inc.
filed 2026-08-11
CIK 2023658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Yes ☐   No ☒

As of August 6, 2026, the registrant had 66,172,934 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

BICARA THERAPEUTICS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except shares and per share data)

	June 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$96,599	$96,685
Prepaid expenses and other assets	6,561	7,252
Marketable securities	400,660	318,116
Total current assets	503,820	422,053

Property and equipment, net	362	330
Right of use asset – operating lease	1,151	1,701
Other assets	6,910	6,910
Total assets	$512,243	$430,994

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$7,431	$5,515
Accounts payable – related party	1,032	2,278
Accrued expenses and other current liabilities	33,666	18,898
Accrued expenses and other current liabilities – related party	183	1,141
Operating lease liability – current portion	1,163	1,117
Total current liabilities	43,475	28,949

Operating lease liability – net of current portion	—	593
Total liabilities	43,475	29,542

Commitments and Contingencies (Note 7)

Stockholders' equity:
Preferred stock $0.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized; 65,931,128 and 56,600,724 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	8	7
Additional paid-in capital	939,940	760,168
Accumulated other comprehensive (loss) income	(567)	243
Accumulated deficit	(470,613)	(358,966)
Total stockholders' equity	468,768	401,452

Total liabilities and stockholders’ equity	$512,243	$430,994
See accompanying notes to unaudited condensed consolidated financial statements.

BICARA THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited, in thousands except shares and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses
Research and development - related party	$911	$2,932	$2,892	$9,507
Research and development	44,862	21,866	90,345	49,624
General and administrative	14,178	7,220	26,954	14,675
Total operating expenses	59,951	32,018	120,191	73,806
Loss from operations	(59,951)	(32,018)	(120,191)	(73,806)

Other income
Interest income	4,576	4,682	8,659	9,696
Total other income	4,576	4,682	8,659	9,696
Net loss before income taxes	(55,375)	(27,336)	(111,532)	(64,110)
Income tax expense	(61)	(52)	(115)	(124)
Net loss	$(55,436)	$(27,388)	$(111,647)	$(64,234)

Net Loss per share, basic and diluted	$(0.82)	$(0.50)	$(1.73)	$(1.18)

Weighted-average number of common shares outstanding, basic and diluted	67,925,963	54,539,230	64,360,558	54,496,862
Other comprehensive loss
Unrealized loss on marketable securities, net of tax	(324)	—	(810)	—
Total other comprehensive loss	(324)	—	(810)	—
Total comprehensive loss	$(55,760)	$(27,388)	$(112,457)	$(64,234)
See accompanying notes to unaudited condensed consolidated financial statements.

BICARA THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands except shares)

	Common Equity		Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
December 31, 2024	54,440,013	$7	$712,884	$(221,016)	$491,875
Issuance of common stock upon exercise of stock options	88,962	—	477	—	477
Stock-based compensation	—	—	3,451	—	3,451
Net loss	—	—	—	(36,846)	(36,846)
March 31, 2025	54,528,975	$7	$716,812	$(257,862)	$458,957
Issuance of common stock upon exercise of stock options	27,103	—	135	—	135
Stock-based compensation	—	—	3,492	—	3,492
Net loss	—	—		(27,388)	(27,388)
June 30, 2025	54,556,078	$7	$720,439	$(285,250)	$435,196
See accompanying notes to unaudited condensed consolidated financial statements.

BICARA THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands except shares)

	Common Equity		Additional Paid in Capital	Accumulated	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount		Other Comprehensive Income (Loss)
December 31, 2025	56,600,724	$7	$760,168	$243	$(358,966)	$401,452
Issuance of common stock, and accompanying pre-funded warrants, net of issuance cost	8,581,250	1	161,762	—	—	161,763
Issuance of common stock upon exercise of stock options	365,063	—	1,582	—	—	1,582
Stock-based compensation	—	—	5,858	—	—	5,858
Unrealized loss on marketable securities, net of tax	—	—	—	(486)	—	(486)
Net loss	—	—	—	–	(56,211)	(56,211)
March 31, 2026	65,547,037	$8	$929,370	$(243)	$(415,177)	$513,958
Issuance of common stock upon exercise of stock options	384,091	—	2,332	—	—	2,332
Stock-based compensation	—	—	8,238	—	—	8,238
Unrealized loss on marketable securities, net of tax	—	—	—	(324)	—	(324)
Net loss	—	—	—	—	(55,436)	$(55,436)
June 30, 2026	65,931,128	$8	$939,940	$(567)	$(470,613)	$468,768
See accompanying notes to unaudited condensed consolidated financial statements.

BICARA THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2026	2025
Operating activities:
Net loss	$(111,647)	$(64,234)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	14,096	6,943
Depreciation	88	38
Non-cash lease expense	550	349
Net amortization of premiums and discounts on marketable securities	575	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	689	4,743
Accounts payable and accrued expenses	16,686	(2,715)
Accounts payable and accrued expenses – related party	(2,204)	1,499
Operating lease liabilities	(547)	(323)
Net cash used in operating activities	(81,714)	(53,700)

Investing activities:
Purchase of marketable securities	(244,929)	—
Proceeds from maturities and sales of marketable securities	161,000	—
Purchase of property and equipment	(120)	—
Net cash used in investing activities	(84,049)	—

Financing activities:
Proceeds from issuance of common stock and accompanying pre-funded warrants, net of issuance costs	161,763	—
Proceeds from exercise of options	3,914	595
Net cash provided by financing activities	165,677	595

Net decrease in cash and cash equivalents	(86)	(53,105)
Cash and cash equivalents at beginning of period	96,685	489,711
Cash and cash equivalents at end of period	$96,599	$436,606

Supplemental disclosure of cash flow information:
Cash paid for taxes	$155	$124
Non-cash investing and financing activities:
Right-of-use asset obtained in exchange for lease liability	$—	$1,878
Vesting of early exercise stock options	$—	$17
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

The Company has incurred operating losses since inception and expects such losses and negative operating cash flows to continue for the foreseeable future. As of June 30, 2026, the Company had cash, cash equivalents and marketable securities of $497.3 million and an accumulated deficit of $470.6 million .
The Company expects that its cash, cash equivalents and marketable securities as of June 30, 2026 of $497.3 million will be sufficient to fund the operating expenditures and capital expenditure requirements necessary to advance its research efforts and clinical trials for at least one year from the date of issuance of these unaudited condensed consolidated financial statements.

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
Unaudited Interim Condensed Consolidated Financial Statements
The condensed consolidated balance sheet as of June 30, 2026, condensed consolidated statements of operations and comprehensive loss, condensed consolidated statement of stockholders' equity for the three and six months ended June 30, 2026 and 2025, and condensed consolidated cash flows for the six months ended June 30, 2026 and 2025 and related notes to condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair statement of the Company’s condensed consolidated financial position, results of operations and cash flows for the periods presented. The condensed consolidated results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the full year or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2025, included herein, was derived from the audited consolidated financial statements as of that date. As permitted under U.S. GAAP, certain notes and other information have been omitted from the interim unaudited condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s most recent Annual Report on Form 10-K for the year ended December 31, 2025 (the "Form 10-K").
Emerging Growth Company Status
Bicara is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"), and we may take advantage of reduced reporting requirements that are otherwise applicable to public companies. The Company may take advantage of these exemptions until it is no longer an emerging growth company. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. Bicara has elected to use the extended transition period for complying with new or revised accounting standards, and as a result of this election, its financial statements may not be comparable to companies that comply with public company effective dates. The Company may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of its IPO or such earlier time that Bicara is no longer an emerging growth company. Bicara would cease to be an emerging growth company if it has more than $1.235 billion in total annual gross revenue, it has more than $700.0 million in market value of its stock held by non-affiliates (and it has been a public company for at least 12 months and has filed one annual report on Form 10-K), or it issues more than $1.0 billion of non-convertible debt securities over a three-year period.
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

Any unrealized holding gains or losses on debt securities, including their tax effect, are reported as components of Other comprehensive loss in the condensed consolidated statement of operations and comprehensive loss. Realized gains and losses, included in Interest and other income, net in the condensed consolidated statement of operations and comprehensive loss, are determined using the specific identification method for determining the cost of securities sold.

Declines in fair value below amortized cost related to credit losses (i.e., impairment due to credit losses) are included in the condensed consolidated statement of operations and comprehensive loss, with a corresponding allowance established. If the estimate of expected credit losses decreases in subsequent periods, the Company will reverse the credit losses through current period earnings and adjust the allowance accordingly.
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
Net Loss Per Common Share
Basic net loss per common share is determined by dividing the net loss applicable to common shareholders by the weighted average common shares outstanding during the period. The pre-funded warrants to purchase 2,200,000 shares of common stock issued in February 2026 and outstanding as of June 30, 2026 (see Note 8) were included in computing the weighted average common shares outstanding used in calculating basic and diluted loss per share. Outstanding common stock options are excluded from the calculation of diluted net loss per share when their effect would be anti-dilutive. For the three and six months ended June 30, 2026 and 2025, the 11,737,518 and 8,797,689 options outstanding, respectively, have been excluded from the computations of diluted weighted average shares outstanding as they would be anti-dilutive.
Segments
The Company has one operating segment. The Company’s chief operating decision maker, its Chief Executive Officer, manages the Company’s operations on a consolidated basis for the purpose of allocating resources.
Recent Accounting Pronouncements
The Company reviews new accounting standards as they are issued by the FASB or other standard-setting bodies. The Company did not identify any new standards during the quarter ended June 30, 2026 that it believes will have a material impact on the Company’s financial statements.
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

Notes to Unaudited Condensed Consolidated Financial Statements

The Company reviewed additional recent accounting pronouncements and concluded they are either not applicable or that the Company does not expect adoption to have a material effect on the unaudited condensed consolidated financial statements.
3.Fair Value Measurements
The following tables present information about the Company’s financial assets that have been measured at fair value as of June 30, 2026 and December 31, 2025 (in thousands):

Description	Level 1	Level 2	Level 3	June 30, 2026
Assets:
U.S. Treasury Bills	$—	$400,660	$—	$400,660
Money market funds included within cash and cash equivalents	87,832	—	—	87,832
Total	$87,832	$400,660	$—	$488,492

Description	Level 1	Level 2	Level 3	December 31, 2025
Assets:
U.S. Treasury Bills	$—	$318,116	$—	$318,116
Money market funds included within cash and cash equivalents	93,595	—	—	93,595
Total	$93,595	$318,116	$—	$411,711
As of June 30, 2026 and December 31, 2025, the Company’s cash equivalents consisted of money market funds. During the three and six months ended June 30, 2026 and the year ended December 31, 2025, there were no transfers between Level 1, Level 2 and Level 3.
4.    Marketable Securities

The fair value of available-for-sale marketable securities by type of security was as follows (in thousands):

	June 30, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable Securities:
U.S. Treasury Bills with original maturity of one year or less	$134,091	$—	$(40)	$134,051
U. S. Treasury Bills with original maturity of one to two years	267,135	—	(526)	266,609
Total marketable securities	$401,226	$—	$(566)	$400,660

Notes to Unaudited Condensed Consolidated Financial Statements

	December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable Securities:
U.S. Treasury Bills with original maturity of one year or less	$233,672	$146	$—	$233,818
U.S. Treasury Bills with original maturity of one to two years	84,201	97	—	84,298
Total marketable securities	$317,873	$243	$—	$318,116
The following table summarizes the Company's available-for-sale securities in an unrealized loss position, aggregated by type and length of time in a continuous unrealized position (in thousands):

	June 30, 2026
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable Securities:
U.S. Treasury Bills	$400,660	$(566)	$—	$—	$400,660	$(566)
Total	$400,660	$(566)	$—	$—	$400,660	$(566)
As summarized in the tables immediately above, the Company held nineteen debt securities that were in an unrealized loss position as of June 30, 2026. The unrealized losses at June 30, 2026 were attributable to changes in interest rates and do not represent credit losses. The Company does not intend to sell these securities, and it is not more likely than not that it will be required to sell them before recovery of their amortized cost basis. The Company held no debt securities that were in an unrealized loss position as of December 31, 2025.
5. Leases
On August 16, 2023, the Company entered into a 2.5 year lease for 4,617 square feet of office space in Boston, Massachusetts (the “Lease Agreement”). In October 2024, the Company amended its Lease Agreement to lease an additional 4,744 square feet of office space in order to expand the Company’s headquarters to 9,361 square feet of office space. The lease required a security deposit totaling $0.1 million, which the Company has met with cash on deposit.
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
On June 3, 2025, the Company entered into a second amendment to the Lease Agreement (the Lease Agreement, together with all amendments, the “Amended Lease”) to extend the term for the 9,361 square feet of office space leased under the Amended Lease through June 30, 2027. The modification of the Lease Agreement required the Company to remeasure the value of the asset and liability in accordance with ASC 842, Leases. The base rent under the Amended Lease continues to be approximately $0.6 million per year. The remeasurement did not have a material impact on the Company's right-of-use assets.

Notes to Unaudited Condensed Consolidated Financial Statements

6.     Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2026	December 31, 2025

Accrued research and development expenses	$28,179	$13,085
Accrued bonus and payroll related expenses	4,052	5,041
Accrued professional fees	1,315	591
Accrued other	120	181
Total	$33,666	$18,898
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
On October 22, 2024, a complaint was filed in federal district court in the District of Massachusetts by Y-Trap, Inc. ("Y-Trap"), naming as defendants the Company and Biocon Ltd ("Biocon"), captioned Y-Trap, Inc. v. Biocon Ltd and Bicara Therapeutics Inc., No. 24-cv-12678 (D. Mass.). On January 31, 2025, Y-Trap filed its operative amended complaint. The operative complaint alleges a claim against defendants for correction of inventorship of a number of patents based on a license from The Johns Hopkins University, including patents licensed to the Company relating to ficerafusp alfa. The complaint also alleges claims against defendants for unfair trade practices pursuant to Chapter 93A of the Massachusetts General Laws, unjust enrichment, and civil conspiracy. The operative complaint seeks, among other things, damages (including compensatory, enhanced, and punitive damages), an order correcting the inventorship of the patents at issue, costs and attorney’s fees, and other equitable and injunctive relief. On February 28, 2025, Biocon and Bicara moved to dismiss all of Y-Trap’s claims. On September 30, 2025, the court denied Bicara's motion. On October 30, 2025, Bicara answered the operative complaint, and discovery is ongoing. The Company will continue to vigorously defend against this litigation.
On July 15, 2026, the Patent Trial and Appeal Board (“PTAB”) of the United States Patent and Trademark Office instituted a post-grant review petition brought by the Company against The John Hopkins University, No. PGR2026-00025, concerning a patent in a family alleged to be licensed to Y-Trap, U.S. Patent 12,295,968 (“the ’968 patent”). The Company challenges all claims of the ’968 patent under 35 U.S.C. § 112. It is anticipated that the PTAB will issue a final written decision on or before July 14, 2027.
The Company does not have contingency reserves established for any litigation liabilities as of June 30, 2026 and December 31, 2025.
8.    Stockholder's Equity
Preferred Stock
The Company has 10,000,000 shares of preferred stock authorized for issuance, par value $0.0001 per share. As of June 30, 2026 and December 31, 2025, no shares of preferred stock were issued or outstanding.
Common Stock
The Company has 500,000,000 shares of Common Stock authorized for issuance, par value $0.0001 per share. As of June 30, 2026 and December 31, 2025, 65,931,128 and 56,600,724 shares were issued and outstanding, respectively.
February 2026 Offering

Notes to Unaudited Condensed Consolidated Financial Statements

In February 2026, the Company issued and sold 8,581,250 shares of its common stock, including 1,406,250 shares pursuant to the exercise of the underwriters’ option to purchase additional shares, at a price to the public of $16.00 per share, and pre-funded warrants to purchase 2,200,000 shares of common stock (the "pre-funded warrants"), at a public offering price of $15.9999 per pre-funded warrant, which represents the per share public offering price of each share of common stock in the offering, less the $0.0001 per share exercise price for each pre-funded warrant.
Pre-funded Warrants
Subject to certain requirements, the pre-funded warrants, sold in the Company's February 2026 offering, can be exercised by the holder at anytime. As of June 30, 2026, there have not been any exercises of the pre-funded warrants.
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
At-The-Market Program

On October 3, 2025, the Company filed a shelf registration statement on Form S-3 (the “Registration Statement”), with the SEC covering the offering of up to $400.0 million of common stock, preferred stock, debt securities, warrants and/or units. The Registration Statement was declared effective by the SEC on November 26, 2025. Concurrent with the filing of the Registration Statement, the Company entered into a sales agreement, dated October 3, 2025, by and between the Company and TD Securities (USA) LLC, acting as sales agent, to establish the ATM Program, pursuant to which the Company may offer and sell shares of its common stock from time to time. In connection with the ATM Program, the Company filed a prospectus with the Registration Statement for the offer and sale of up to $150.0 million of shares of common stock from time to time through the sales agent. The Company will pay the agent a commission rate up to 3% of the gross proceeds of any shares sold and has agreed to provide the sales agent with customary indemnification and contributions against certain liabilities. As of June 30, 2026, the Company had remaining available capacity for share issuances of up to $120.0 million under the ATM Program. During the three and six months ended June 30, 2026, there were no sales under the ATM Program.
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

The 2024 Plan, initially allowed the Company to grant awards up to 2,453,616 shares of Common Stock, plus shares of common stock subject to awards outstanding under the 2019 Plan that are forfeited, canceled, held back upon exercise of an option or settlement of an award to cover the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without the issuance of stock or otherwise terminated (other than by exercise). Each year starting on January 1, 2025 and on each January 1 thereafter, the number of shares of stock reserved and available for issuance under the 2024 Plan shall automatically be cumulatively increased by 5% of the outstanding shares on the immediately preceding December 31 or such lesser number of shares as approved by the Company. Through June 30, 2026, the Company registered 5,552,037 shares of Common Stock for issuance. The terms of equity award agreements, including vesting requirements, were determined by the board of directors and are subject to the provisions of the 2024 Plan. Equity awards granted to employees and non-employees generally vest over one to four-year period but may be granted with different vesting terms.

Notes to Unaudited Condensed Consolidated Financial Statements

Stock options granted to employees and non-employees expire no more than 10 years from the date of grant and are generally service based. The 2024 Plan allows for awards to contain performance-based vesting criteria and for such awards that are deemed probable of vesting, the Company records expense in the period in which such determination is made through any estimated remaining vesting period. No awards with performance-based vesting criteria have been granted.
2026 Inducement Plan

In January 2026, the Company’s board of directors adopted the Bicara Therapeutics Inc. 2026 Inducement Plan (the “Inducement Plan”) and reserved 1,000,000 shares of common stock for future issuance under the Inducement Plan. In June 2026, the Company amended the Inducement Plan and reserved an additional 700,000 shares of common stock for future issuance under the Inducement Plan.

The Inducement Plan, as amended, has not been approved by the stockholders of the Company and provides for the grant of non-qualified stock options, stock appreciation rights, RSAs, RSUs, unrestricted stock awards and dividend equivalent rights to newly hired employees as a material inducement to accept employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4).
Stock-Based Compensation Expense
The Company recognized total stock-based compensation expense for non-employees and employees in its statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$4,226	$1,159	$6,451	$2,300
General and administrative	4,012	2,333	7,645	4,643
Total	$8,238	$3,492	$14,096	$6,943

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Risk-free interest rate	4.0%-4.2%	3.9%-4.1%	3.7%-4.2%	3.9%-4.4%
Expected life (in years)	6.1	5.5-6.1	6.1	5.5-6.1
Volatility	93.4%-94.7%	90.8%-95.4%	93.4%-94.7%	90.6%-95.4%
Expected dividend rate	—%	—%	—%	—%
Fair value of common stock	$20.50-$22.58	$9.90-$14.71	$16.11-$22.58	$9.90-$14.71

Notes to Unaudited Condensed Consolidated Financial Statements

A summary of options award activity for non-employees and employees of the Company is as follows:

	Shares	Weighted- Average Exercise Price	Weighted Average – Remaining Contractual Life (years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding as of December 31, 2025	9,850,977	$9.03
Granted	3,071,020	17.89
Exercised	(749,154)	5.22
Canceled	(435,325)	11.55
Outstanding as of June 30, 2026	11,737,518	11.50	8.56	$213,544

Exercisable as of June 30, 2026	3,823,103	$8.03	7.84	$82,818
Exercisable and expected to vest as of June 30, 2026	11,737,518	$11.50	8.56
(1)The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s common stock on June 30, 2026 for the options that were in the money.
The weighted-average fair value of options granted during the six months ended June 30, 2026 and 2025, was $13.98 and $12.16, respectively.
The aggregate intrinsic value of options exercised for the six months ended June 30, 2026 and 2025 was $11.5 million and $0.8 million, respectively.
The Company had 7,914,415 unvested stock options outstanding as of June 30, 2026. As of June 30, 2026, total unrecognized compensation costs of $71.1 million related to unvested stock options are expected to be recognized as expense over a weighted average period of 3.0 years.

2024 Employee Stock Purchase Plan
On September 5, 2024, the Company’s board of directors adopted, and its stockholders approved, the 2024 Employee Stock Purchase Plan (the "ESPP"), which became effective September 5, 2024. The ESPP initially reserves and authorizes the issuance of up to 507,383 shares of our common stock to participating employees. The ESPP provides that the number of shares reserved and available for issuance will automatically increase on January 1, 2025 and each January 1 thereafter through January 1, 2034, by the least of (i) 1,014,766 shares of common stock, (ii) 1% of the sum of (A) the number of shares of our common stock issued and outstanding on the immediately preceding December 31, and (B) the number of shares of common stock issuable pursuant to the exercise of any outstanding, pre-funded warrants to acquire such common stock for a nominal exercise price on the immediately preceding December 31, or (iii) such number of shares of common stock as determined by the administrator of the ESPP. The number of shares reserved under the ESPP is subject to adjustment in the event of a stock split, stock dividend, or other change in our capitalization. There has been no activity on this plan to date, and no stock-based compensation expense was recognized during the three and six months ended June 30, 2026.

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
11.     Significant Agreements – Related Parties
The Company entered into a master services agreement on December 15, 2020 (the “Master Services Agreement”) with Biocon. Pursuant to the terms of the master service agreement, Biocon provided services related to research and development, clinical trials, regulatory interactions and manufacturing. The Company incurred $0.1 million and $0.0 million expenses under the Master Services Agreement during the three and six months ended June 30, 2026 and 2025, respectively.

On July 23, 2019, the Company entered into a contract manufacturing agreement with a wholly-owned subsidiary of Biocon, Biocon Biologics Limited (“BBL”) formerly Biocon Biologics India Limited, which was amended on November 6, 2024 to extend the term of the contract manufacturing agreement until July 23, 2026. Additionally, the Company entered into a material transfer agreement on August 17, 2023, a quality agreement on October 12, 2023, a service agreement on October 18, 2023, and a manufacturing service agreement on December 15, 2023 (collectively, the “BBL Agreements”). Pursuant to the terms of the BBL Agreements, BBL manufactures and supplies specified quantities of products to Bicara to be utilized in research and development and manufacturing as per purchase orders executed from time to time between the two parties. For the three months ended June 30, 2026 and 2025, the Company incurred $0.1 million and $0.0 million of research and development expenses, respectively, under the BBL Agreements. For the six months ended June 30, 2026 and 2025, the Company incurred $0.2 million and $0.0 million of research and development expenses, respectively, under the BBL Agreements. As of June 30, 2026 and December 31, 2025, the Company owed $0.1 million and $0.0 million, respectively.
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
For the three months ended June 30, 2026 and 2025, the Company incurred $0.9 million and $2.9 million of manufacturing and research and development expenses, respectively, under the Syngene Agreements. For the six months ended June 30, 2026 and 2025, the Company incurred $2.7 million and $9.5 million of manufacturing and research and development expenses, respectively, under the Syngene Agreements. As of June 30, 2026, and December 31, 2025, the Company owed Syngene $1.0 million and $3.4 million, respectively, relating to these incurred costs, of which $0.9 million and $2.3 million, respectively, were classified in accounts payable-related party and $0.1 million and $1.1 million, respectively, were classified as accrued expenses-related party on the balance sheets.

Notes to Unaudited Condensed Consolidated Financial Statements

12.     Significant Agreements
IQVIA
On October 15, 2019, the Company entered into a master clinical contract services agreement with IQVIA RDS Inc. (“IQVIA”), which was amended in December 2023 to include global clinical trials. Pursuant to the terms of the agreement, as amended, IQVIA will provide the Company with certain global clinical-development related services and laboratory services under separately executed statements of work (“SOWs”). In June 2021, the Company entered into an SOW with IQVIA for lab and clinical development services, to be invoiced on a monthly basis based on work performed by IQVIA. Under this SOW, Bicara agreed to provide IQVIA with an initial upfront payment of $1.8 million, of which $1.0 million was a refundable deposit and $0.8 million for investigator grant payment in advance. In December 2022, Bicara entered into an authorized to proceed agreement (“ATP”) with IQVIA. Under the ATP, Bicara agreed to provide IQVIA with an additional refundable deposit of $0.9 million, which was paid in March 2023. Both the initial deposit and the ATP deposit will be held on account and reconciled against final invoices. As of June 30, 2026 and December 31, 2025, the refundable deposit balance was $1.9 million, which is included within other assets on the balance sheets.

On December 18, 2024, the Company entered into a second SOW, as amended in April 2026 (the “second SOW”), for lab and clinical development services with IQVIA, which was incorporated into the master clinical contract services agreement and part of the Company’s FORTIFI-HN01 Phase 2/3 clinical trial. Services will be invoiced on a monthly basis based on work performed by IQVIA. Under the second SOW, Bicara agreed to provide IQVIA with an initial upfront payment of $12.8 million, of which $7.3 million was for investigator grant payments made in advance, $4.5 million was a deposit for IQVIA direct services and $1.0 million was a deposit for pass through costs. The deposits will be held on account with an incremental return starting the month after 75% of the budgeted costs has been paid by the Company. Under the second SOW, IQVIA is eligible to receive potential additional payments and it is subject to potential penalties based on certain milestone targets.
For the three months ended June 30, 2026 and 2025, the Company incurred $17.3 million and $8.8 million in expenses, respectively and paid $9.2 million and $5.2 million, respectively, to IQVIA. For the six months ended June 30, 2026 and 2025 the Company incurred $27.1 million and $16.8 million in expenses, respectively and paid $16.9 million and $17.5 million, respectively, to IQVIA.
As of June 30, 2026 and December 31, 2025, the Company had $1.3 million and $0.4 million classified in accounts payable, respectively, and $20.0 million and $8.6 million classified in accrued expenses and other current liabilities on the balance sheets.
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

Notes to Unaudited Condensed Consolidated Financial Statements

13. Defined Contribution Plan
The Company currently maintains a tax-qualified 401(k) retirement savings plan for our employees. All eligible employees are able to participate in the plan beginning one month after their first day of employment. Under our defined contribution plan, employees may elect to defer a percentage of their compensation per year, subject to a maximum limit prescribed by tax law, and the Company match a portion of their eligible contributions. The Company provided matching discretionary contributions under the 401(k) plan of $0.2 million and $0.1 million for the three months ended June 30, 2026 and June 30, 2025, respectively. The Company provided matching discretionary contributions under the 401(k) plan of $0.4 million and $0.2 million for the six months ended June 30, 2026 and June 30, 2025, respectively.
14.     Segment Reporting
The Company has one reportable segment relating to research and development of its product. The segment does not currently generate revenues as it is currently conducting clinical trials and has not commercialized any products.
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
The table below is a summary of the segment profit or loss, including significant segment expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Expenses
Manufacturing and process development	$11,484	$8,266	$34,277	$26,921
Clinical operations and development	21,384	10,461	36,311	20,487
Research and development personnel cost and other (including stock-based compensation)	12,469	5,528	21,588	10,624
Research	436	543	1,061	1,099
Total research and development	45,773	24,798	93,237	59,131
General and administrative personnel costs (including stock-based compensation)	8,871	4,854	16,834	9,686
Professional fees	4,677	1,392	8,960	2,896
Facility costs, IT, office expense and other	630	974	1,160	2,093
Total general and administrative expenses	14,178	7,220	26,954	14,675
Total operating expenses	59,951	32,018	120,191	73,806
Operating loss	(59,951)	(32,018)	(120,191)	(73,806)
Interest income	4,576	4,682	8,659	9,696
Total other income	4,576	4,682	8,659	9,696
Net income before losses	(55,375)	(27,336)	(111,532)	(64,110)
Income tax expense	(61)	(52)	(115)	(124)
Segment and consolidated net loss	$(55,436)	$(27,388)	$(111,647)	$(64,234)
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

•Alternate dose study to evaluate loading and every-three-week maintenance regimen: In August 2026, we announced the initiation of FORTIFI-FLEX, a randomized clinical study that will evaluate ficerafusp alfa in combination with pembrolizumab, administered as a 12-week loading dose of 1500mg QW followed by maintenance dosing of 2250mg every three weeks. We expect to have results from this study by the time of potential U.S. accelerated approval in 1L R/M HPV-negative HNSCC. This builds on positive data we presented in February 2026 from the Phase 1b expansion cohort evaluating 2000mg of ficerafusp alfa every-other-week in combination with pembrolizumab in 1L R/M HPV-negative HNSCC at the 2026 Multidisciplinary Head and Neck Cancers Symposium, which supported our plans to develop an alternate dosing regimen to expand optionality for patients and providers.

•Phase 1b expansion cohorts

◦1500mg QW, 750mg QW and 2000mg Q2W plus pembrolizumab in 1L R/M HPV-negative HNSCC: In May 2026, we presented extended follow-up data out to three years from the Phase 1b study of ficerafusp alfa in combination with pembrolizumab in 1L R/M HPV-negative HNSCC at the 2026 American Society of Clinical Oncology Annual Meeting. As of the March 31, 2026 data snapshot, the data, which included the 750mg QW, 1500mg QW, and 2000mg every-other-week, or Q2W, expansion cohorts, showed deep, durable responses observed to be driven by TGF-β inhibition. All three dose cohorts demonstrated clinically meaningful duration of response, or DOR, progression-free survival, or PFS, and overall survival, or OS, representing substantial improvements over standard of care treatment, as well as a generally well-tolerated safety profile. Specifically, three-year follow-up from the 1500mg QW dose cohort showed an estimated overall survival rate of 31%, approximately doubling the survival rate observed in retrospective analysis with standard of care pembrolizumab in HPV-negative patients. Additionally, biomarker analyses across all three dose cohorts demonstrated sustained TGF-β inhibition and immune activation with ficerafusp alfa, reinforcing the mechanistic link between intra-tumoral TGF-β inhibition, immune activation, and the deep, durable responses. Across a pooled cohort analysis, two-thirds of responders achieved deep responses of greater than 80% tumor shrinkage and experienced more durable disease control, with meaningfully longer DOR, PFS, and OS compared to patients with partial responses of less than 80% tumor shrinkage, further reinforcing depth of response as a driver of long-term outcomes in patients with 1L R/M HPV-negative HNSCC.

◦1500mg QW plus pembrolizumab in 1L R/M HPV-negative HNSCC with CPS<1: We are continuing to enroll a Phase 1b expansion cohort evaluating 1500mg QW of ficerafusp alfa in combination with pembrolizumab in patients with 1L R/M HPV-negative HNSCC with a CPS<1.

◦1500mg QW plus pembrolizumab in 1L R/M HPV-positive smokers HNSCC: We are continuing to enroll an additional Phase 1b expansion cohort evaluating 1500mg QW of ficerafusp alfa in combination with pembrolizumab in patients with HPV-positive R/M HNSCC and a history of heavy smoking.

◦1500mg QW in other solid tumors: We are continuing to enroll Phase 1b expansion cohorts evaluating 1500mg QW of ficerafusp alfa both as monotherapy and in combination with pembrolizumab in patients with third-line metastatic colorectal cancer with microsatellite stable RAS/BRAF wild-type. We expect to present data from these cohorts in the second half of 2026. In 2025, we presented data from additional Phase 1b cohorts evaluating ficerafusp alfa monotherapy in patients with second-line or later cutaneous squamous cell carcinoma, as well as ficerafusp alfa in combination with pembrolizumab in patients with second-line or later squamous cancer of the anal canal. These data demonstrated proof-of-concept in both indications and reinforced our conviction in ficerafusp alfa's broad applicability across TGF-β-driven tumors.

Since our inception in December 2018, we have not generated any revenue from product sales or other sources and have incurred significant operating losses and negative cash flows from our operations. Our primary uses of cash to date have been conducting research and development, advancing development of ficerafusp alfa, raising capital, building infrastructure, developing intellectual property, hiring personnel and providing general and administrative support for these operations. To date, we have funded our operations primarily through sale of common stock in connection with our initial public offering, or IPO, ATM Program (as defined below), our February 2026 Offering (as defined below), exercise of stock options, private placements of our redeemable convertible preferred stock, and through debt financing. As of June 30, 2026, we had raised aggregate net proceeds of $885.3 million and had cash, cash equivalents and marketable securities of $497.3 million. The February 2026 Offering closed on February 26, 2026 and resulted in net proceeds to us of approximately $161.8 million.
We have incurred operating losses in each year since our inception. Our net losses were $55.4 million and $27.4 million for the three months ended June 30, 2026 and 2025, respectively and $111.6 million and $64.2 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $470.6 million. We expect our expenses and operating losses will increase substantially as we:
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
We plan to substantially increase our research and development expenses for the foreseeable future as we continue with the development of ficerafusp alfa and any other product candidates we may determine to pursue. Due to the inherently unpredictable nature of pre-clinical and clinical development, we cannot determine with certainty the timing of the initiation, duration or costs of future clinical trials and pre-clinical studies of product candidates. The timelines and costs associated with research and development activities are uncertain and can vary significantly for any product candidate we pursue, and development programs are inherently unpredictable due to the nature of clinical development. We anticipate we will make determinations as to which programs to pursue and how much funding to direct to each current program on an ongoing basis in response to clinical results, regulatory developments, and ongoing assessments as to each program’s commercial potential.
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
Income Taxes
The Company’s provision for income taxes is not material for the three and six months ended June 30, 2026 and 2025.
Since our inception, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items.
Other Comprehensive Loss

During the three and six months ended June 30, 2026, the Company held marketable securities in U.S. Treasury Bills. The unrealized loss on these instruments was recorded in Other Comprehensive Loss.

Results of Operations
Comparison of the three months ended June 30, 2026 and 2025
The following table summarizes our results of operations for the three months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,
	2026	2025	Change
Operating Expenses:
Research and development—related party	$911	$2,932	$(2,021)
Research and development	44,862	21,866	22,996
General and administrative	14,178	7,220	6,958
Total operating expenses	59,951	32,018	27,933
Loss from operations	(59,951)	(32,018)	(27,933)
Other income
Interest income	4,576	4,682	(106)
Total other income	4,576	4,682	(106)
Net loss before income taxes	(55,375)	(27,336)	(28,039)
Income tax expense	(61)	(52)	(9)
Net loss	$(55,436)	$(27,388)	$(28,048)
Research and Development Expenses (including Research and Development—Related Party)
Research and development expenses increased by $21.0 million from $24.8 million for the three months ended June 30, 2025 to $45.8 million for the three months ended June 30, 2026.
The following table summarizes our research and development expenses for the three months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,
	2026	2025	Change
Manufacturing and process development	$11,484	$8,266	$3,218
Clinical operations and development	21,384	10,461	10,923
Research and development personnel cost and other (including stock-based compensation)	12,469	5,528	6,941
Research	436	543	(107)
Total research and development expenses	$45,773	$24,798	$20,975
The increase in research and development expenses for the three months ended June 30, 2026, compared to the three months ended June 30, 2025 was primarily due to:
•approximately $3.2 million in increased manufacturing and process development cost, driven by cost to purchase pembrolizumab in connection with our Phase 2/3 FORTIFI-HN01 pivotal trial;
•approximately $10.9 million in increased clinical operation and development cost, driven by costs associated with our Phase 2/3 FORTIFI-HN01 pivotal trial and continued patient enrollment in our ongoing Phase 1/1b trials; and
•approximately $6.9 million in increased personnel related costs, including stock-based compensation, driven by higher number and value of stock options granted and an increase in the size of our workforce to support clinical development, manufacturing and research and increased professional service expenses as we continue to build out our clinical operations and development functions.

General and Administrative Expenses
General and administrative expenses increased by $7.0 million from $7.2 million for the three months ended June 30, 2025 to $14.2 million for the three months ended June 30, 2026. The following table summarizes our general and administrative expenses for the six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,
	2026	2025	Change
General and administrative personnel costs (including stock-based compensation)	$8,871	$4,854	$4,017
Professional fees	4,677	1,392	3,285
Facility costs, insurance, IT, office expense and other	630	974	(344)
Total general and administrative expenses	$14,178	$7,220	$6,958
The increase in general and administrative expenses for the three months ended June 30, 2026, compared to the three months ended June 30, 2025 was primarily due to:
•approximately $4.0 million in increased personnel related costs, including stock-based compensation, driven by an increase in the size of our workforce and by a higher number and value of stock options granted; and
•approximately $3.3 million in increased professional service expenses associated with higher legal, accounting, commercial and other expenses as we continue to build out our general and administrative functions to support advancement of our clinical trials and prepare for potential commercial launch.
Other Income
Interest income

Interest income for the three months ended June 30, 2026 and 2025 was $4.6 million and $4.7 million, respectively. The decrease was primarily due to lower interest rates.
Comparison of the six months ended June 30, 2026 and 2025
The following table summarizes our results of operations for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025	Change
Operating Expenses:
Research and development—related party	$2,892	$9,507	$(6,615)
Research and development	90,345	49,624	40,721
General and administrative	26,954	14,675	12,279
Total operating expenses	120,191	73,806	46,385
Loss from operations	(120,191)	(73,806)	(46,385)
Other income
Interest income	8,659	9,696	(1,037)
Total other income	8,659	9,696	(1,037)
Net loss before income taxes	(111,532)	(64,110)	(47,422)
Income tax expense	(115)	(124)	9
Net loss	$(111,647)	$(64,234)	$(47,413)
Research and Development Expenses (including Research and Development—Related Party)

Research and development expenses increased by $34.1 million from $59.1 million for the six months ended June 30, 2025 to $93.2 million for the six months ended June 30, 2026.

The following table summarizes our research and development expenses for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025	Change
Manufacturing and process development	$34,277	$26,921	$7,356
Clinical operations and development	36,311	20,487	15,824
Research and development personnel cost and other (including stock-based compensation)	21,588	10,624	10,964
Research	1,061	1,099	(38)
Total research and development expenses	$93,237	$59,131	$34,106
The increase in research and development expenses for the six months ended June 30, 2026, compared to the six months ended June 30, 2025 was primarily due to:
•approximately $7.4 million in increased manufacturing and process development cost, driven by additional batch manufacturing of drug substance in connection with our Phase 2/3 FORTIFI-HN01 pivotal trial and Phase 1/1b clinical trial and cost to purchase pembrolizumab in connection with our Phase 2/3 FORTIFI-HN01 pivotal trial:
•approximately $15.8 million in increased clinical operation and development cost, driven by costs associated with our Phase 2/3 FORTIFI-HN01 pivotal trial and continued patient enrollment in our ongoing Phase 1/1b trials; and
•approximately $11.0 million in increased personnel related costs, including stock-based compensation, driven by higher number and value of stock options granted and an increase in the size of our workforce to support clinical development, manufacturing and research and increased professional service expenses as we continue to build out our clinical operations and development functions.

General and Administrative Expenses

General and administrative expenses increased by $12.3 million from $14.7 million for the six months ended June 30, 2025 to $27.0 million for the six months ended June 30, 2026. The following table summarizes our general and administrative expenses for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025	Change
General and administrative personnel costs (including stock-based compensation)	$16,834	$9,686	$7,148
Professional fees	8,960	2,896	6,064
Facility costs, insurance, IT, office expense and other	1,160	2,093	(933)
Total general and administrative expenses	$26,954	$14,675	$12,279
The increase in general and administrative expenses for the six months ended June 30, 2026, compared to the six months ended June 30, 2025 was primarily due to:
•approximately $7.1 million in increased personnel related costs, including stock-based compensation, driven by an increase in the size of our workforce and by a higher number and value of stock options granted; and
•approximately $6.1 million in increased professional service expenses associated with higher legal, accounting, commercial and other expenses as we continue to build out our general and administrative functions to support advancement of our clinical trials and prepare for potential commercial launch.

Other Income
Interest income
Interest income for the six months ended June 30, 2026 and 2025 was $8.7 million and $9.7 million, respectively. The decrease was primarily due to lower interest rates.
Liquidity and Capital Resources
Sources of Liquidity

Since our inception in December 2018, we have not generated any revenue from any sources and have incurred significant operating losses and negative cash flows from operations. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the clinical development of ficerafusp alfa or any future product candidates we elect to pursue. Further, we expect to incur additional costs associated with operating as a public company. From our inception in December 2018 through June 30, 2026, we have received aggregate net proceeds of $885.3 million from the sale of our common stock in the IPO, ATM Program and the February 2026 Offering, the exercise of stock options, and sale of redeemable convertible preferred stock in private placements and debt financing.

“At-the-Market” Offering

On October 3, 2025, we filed a Registration Statement on Form S-3 with the SEC covering the offering of up to $400.0 million of common stock, preferred stock, debt securities, warrants and/or units. The Registration Statement was declared effective by the SEC on November 26, 2025. Concurrent with the filing of the Registration Statement, we entered into a sales agreement, dated October 3, 2025, by and between the Company and TD Securities (USA) LLC, acting as sales agent, to establish an at-the-market offering program pursuant to which we may offer and sell shares of our common stock from time to time, or the ATM Program. In connection with the ATM Program, we filed a prospectus with the Registration Statement for the offer and sale of up to $150.0 million of shares of common stock from time to time through the sales agent. As market conditions permit, we may offer and sell securities under the Registration Statement, including through the ATM Program, in order to fund our operations or provide additional liquidity. During the three and six months ended June 30, 2026, there were no sales of our common stock through the ATM Program. As of June 30, 2026, a total of 1,604,000 shares of our common stock had been sold through the ATM Program, resulting in net proceeds to us of $29.5 million.

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
Future Funding Requirements

As of June 30, 2026, we had cash, cash equivalents and marketable securities of $497.3 million. Based upon our current operating plans, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations and capital expenditure requirements into the first half of 2029. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. Additionally, the process of testing our product candidate in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain. We will need to raise substantial additional capital in the future.
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
Cash Flows
Comparison of the Six Months Ended June 30, 2026 and 2025
The following table sets forth a summary of the net cash flow activity for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(81,714)	$(53,700)
Net cash used in investing activities	(84,049)	—
Net cash provided by financing activities	165,677	595
Net decrease in cash and cash equivalents	$(86)	$(53,105)
Operating Activities

For the six months ended June 30, 2026, net cash used in operating activities was $81.7 million resulting from our net loss of $111.6 million, partially offset by net increases in our operating assets and liabilities of $14.6 million and by non-cash charges of $15.3 million, consisting of stock-based compensation expense, depreciation and non-cash lease expense.

For the six months ended June 30, 2025, net cash used in operating activities was $53.7 million resulting from our net loss of $64.2 million, partially offset by net increase in our operating assets and liabilities of $3.2 million and non-cash charges of $7.3 million. Non-cash charges consisted of stock-based compensation expense, depreciation and non-cash lease charges.
Investing Activities
Net cash used in investing activities was $84.0 million for the six months ended June 30, 2026, resulting from cash used to purchase $244.9 million marketable securities, partially offset by proceeds from maturity of marketable securities in 2026 totaling $161.0 million, which were purchased in the third quarter of 2025.
Financing Activities
Net cash provided by financing activities was $165.7 million for the six months ended June 30, 2026, consisting primarily of proceeds from the offering of common stock and pre-funded warrants in February 2026 and proceeds from the exercise of stock options.
Net cash provided by financing activities was $0.6 million for the six months ended June 30, 2025, consisting primarily of proceeds from the exercise of common stock options.
Critical Accounting Policies and Estimates
This discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which we have prepared in accordance with GAAP. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, costs and expenses, and related disclosures. During the three months ended June 30, 2026, there were no material changes to our critical accounting policies and significant judgments described under Management’s Discussion and Analysis of Critical Accounting Policies and Significant Judgments which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
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
We are also a “smaller reporting company” as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies for so long as either (i) our voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2026. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2026.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
We are subject to various litigation, claims and other proceedings that arise from time to time in the ordinary course of business. On October 22, 2024, a complaint was filed in federal district court in the District of Massachusetts by Y-Trap, Inc., or Y-Trap, naming as defendants us and Biocon Ltd, or Biocon, captioned Y-Trap, Inc. v. Biocon Ltd and Bicara Therapeutics Inc., No. 24-cv-12678 (D. Mass.). On January 31, 2025, Y-Trap filed its operative amended complaint. The operative complaint alleges a claim against the defendants for correction of inventorship of a number of patents based on a license from The Johns Hopkins University, including patents licensed to us relating to ficerafusp alfa. The complaint also alleges claims against defendants for unfair trade practices pursuant to Chapter 93A of the Massachusetts General Laws, unjust enrichment, and civil conspiracy. The operative complaint seeks, among other things, damages (including compensatory, enhanced, and punitive damages), an order correcting the inventorship of the patents at issue, costs and attorney’s fees, and other equitable and injunctive relief. On February 28, 2025, we and Biocon moved to dismiss all of Y-Trap’s claims. On September 30, 2025, the court denied our motion. On October 30, 2025, we answered the operative complaint, and discovery is ongoing. We will continue to vigorously defend against this litigation.

On July 15, 2026, the Patent Trial and Appeal Board (“PTAB”) of the United States Patent and Trademark Office instituted a post-grant review petition brought by us against The John Hopkins University, No. PGR2026-00025, concerning a patent in a family alleged to be licensed to Y-Trap, U.S. Patent 12,295,968 (“the ’968 patent”). We challenge all claims of the ’968 patent under 35 U.S.C. § 112. It is anticipated that the PTAB will issue a final written decision on or before July 14, 2027.

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

This Quarterly Report on Form 10-Q also contains forward-looking statements and estimates that involve risks and uncertainties not presently known to us or that we currently deem immaterial that also may impair our business operations. Our actual results could differ materially from those anticipated in our forward-looking statements as a result of specific factors, including the risks and uncertainties described below.

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

We have no products approved for commercial sale and have not generated any revenue from product sales to date. We will continue to incur significant research and development and other expenses related to clinical development and ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Our net losses totaled $55.4 million and $27.4 million for the three months ended June 30, 2026 and 2025, respectively and $111.6 million and $64.2 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we have not yet generated revenues. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, ficerafusp alfa.

We anticipate that our expenses will increase substantially if, and as, we:
•advance ficerafusp alfa through clinical development;
•seek regulatory approvals for ficerafusp alfa and any of our future product candidates that successfully complete clinical trials;
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

Additionally, our expenses could increase beyond our expectations if we are required by the U.S. Food and Drug Administration, or the FDA, Health Canada, the European Medicines Agency, or the EMA, or other comparable regulatory authorities to perform clinical trials in addition to those that we currently expect, or if there are any delays in establishing appropriate manufacturing arrangements for or in completing our clinical trials or the development of any of our product candidates.

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

As of June 30, 2026, we had $497.3 million of cash, cash equivalents and marketable securities. Based upon our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the first half of 2029. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We may also raise additional financing on an opportunistic basis in the future. For example, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop ficerafusp alfa. Our future capital requirements will depend on many factors, including but not limited to:
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
Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations with our existing cash, cash equivalents and marketable securities, the net proceeds from our IPO, sales of our common stock under our ATM Program, marketable securities, equity financings, or any future equity or debt financings and upfront and milestone and royalties payments, if any, received under any future licenses or collaborations. In the future, if we raise additional capital through the sale of equity or convertible debt securities or issue any equity or convertible debt securities in connection with a collaboration agreement or other contractual arrangement, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a holder of our common stock. In addition, the possibility of such issuance may cause the market price of our common stock to decline. In October 2025, we filed a Registration Statement pursuant to which we may issue up to $400.0 million in shares of our common stock, preferred stock, debt securities, warrants and/or units. Concurrent with the filing of the Registration Statement, we entered into a common stock sales agreement, dated October 3, 2025, by and between the Company and TD Securities (USA) LLC, acting as the sales agent, to establish an at-the-market offering program pursuant to which we may offer and sell shares of our common stock from time to time, or the ATM Program. In connection with the ATM Program, we filed a prospectus with the Registration Statement for the offer and sale of up to $150.0 million of shares of common stock from time to time through the sales agents, or the ATM Prospectus. As of June 30, 2026, we have sold 1,604,000 shares of common stock under our ATM Program for aggregate net proceeds to us of $29.5 million. In February 2026, we entered into an underwriting agreement with Morgan Stanley & Co. LLC, TD Securities (USA) LLC and BofA Securities, Inc., as representatives of the underwriters named therein, pursuant to which we issued and sold an aggregate of 8,581,250 shares of our common stock at a price to the public of $16.00 per share, which included full exercise of the underwriters’ option to purchase 1,406,250 additional shares, and pre-funded warrants to purchase up to 2,200,000 shares of common stock to the underwriters at a public offering price of $15.9999 per pre-funded warrant, or the February 2026 Offering. The February 2026 Offering resulted in net proceeds to us of approximately $161.8 million. As market conditions permit, we may offer and sell securities under the Registration Statement, including through the ATM Program or additional equity financings, which may cause dilution to our stockholders or impact the market price of our common stock.
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

Our initial focus is the development of ficerafusp alfa in HNSCC and, more generally, we seek to bring transformative bifunctional therapies to patients with solid tumors. We are currently conducting our Phase 2/3 FORTIFI-HN01 pivotal trial of ficerafusp alfa in combination with pembrolizumab in first-line, or 1L, recurrent/metastatic, or R/M, human papillomavirus, or HPV, -negative HNSCC, as well as evaluating ficerafusp alfa in multiple Phase 1b expansion cohorts. In addition, we have initiated an alternate dose study to evaluate ficerafusp alfa with a loading and every-three-week maintenance regimen.

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

Additionally, we have seen increasing government and supranational regulation related to AI use and ethics, which may significantly increase the burden and cost of research, development and compliance in this area. For example, the EU began implementing the Artificial Intelligence Act, or the AI Act, on August 1, 2024. Certain provisions have already become applicable, including the prohibitions on certain AI practices and obligations relating to general-purpose AI models. Most remaining provisions apply from August 2, 2026, although the application of certain rules for high-risk AI systems has been deferred until December 2, 2027 (or, for certain product-embedded AI systems, August 2, 2028). As currently enacted, the AI Act, which may be amended as part of the EU’s Digital Omnibus, imposes significant obligations on providers and deployers of high risk AI systems, and encourages providers and deployers of AI systems to account for EU ethical principles in their development and use of these systems. The scope of requirements depends on judicial interpretations and forthcoming legislative amendments, and non-compliance can lead to significant fines.

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
Our commercial success will depend, in part, on our ability to operate without infringing the proprietary rights of third parties. Other entities may have or obtain patents or other proprietary rights that could limit our ability to make, use, sell, offer for sale or import a product candidate, a future approved product, or impair our competitive position. We are aware of third party issued patents and/or pending patent applications, including in the U.S., that could be alleged as covering ficerafusp alfa, irrespective of the merits of any such allegation. For example, in August 2024, we received a letter alleging ficerafusp alfa infringes certain third party patents, and in July 2026, the Patent Trial and Appeal Board of the United Stated Patent and Trademark Office instituted a post-grant review petition brought by us. Additionally, in October 2024, a complaint was filed in federal court, which among other things, alleges a claim for correction of inventorship of a number of patents, including patents alleged to be licensed to us relating to ficerafusp alfa. For more information on pending litigation, see the section titled “Legal Proceedings.” Although we believe that these patents are not infringed, and/or are invalid and/or unenforceable and/or are licensed to us, if a court should find that they cover a product candidate and we are unable to invalidate such patents, or if licenses for them are not available on commercially reasonable terms, our business could be harmed, perhaps materially.

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

Based on the beneficial ownership of our common stock as of June 30, 2026, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially own a significant percentage of our common stock. These stockholders, if acting together, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, amendment of our organizational documents, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. In addition, certain of our principal stockholders, including Biocon, RA Capital and TPG LSA, are affiliated with members of our board of directors. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

We will continue to incur increased costs as a result of operating as a public company, and our management needs to devote substantial time to related compliance initiatives and corporate governance practices.

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
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
(a)

None.
(b)

Departure of Chief Financial Officer

On August 10, 2026, the board of directors (the “Board”) of Bicara Therapeutics Inc. (the “Company”) determined that Ivan Hyep will no longer serve as the Company’s Chief Financial Officer, Treasurer, Principal Financial Officer or Principal Accounting Officer, effective as of August 12, 2026 (the “CFO Transition Date”).

The Company entered into a separation and release agreement (the “Separation Agreement”) with Mr. Hyep, effective as of the CFO Transition Date, pursuant to which he is entitled to receive (i) 12 months of salary continuation at a final base pay rate of $500,000 commencing on the CFO Transition Date and (ii) subject to copayment of premium amounts at the applicable active employees’ rate and proper election to continue COBRA health coverage, payment of the portion of the premium equal to the amount that the Company would have paid to provide health insurance to him had he remained employed through the earliest of (A) August 31, 2027, (B) his eligibility for group medical plan benefits under any other employer’s group medical plan, or (C) at the end of his COBRA health continuation eligibility for any reason. The Separation Agreement also contains non-disparagement and cooperation covenants, a reaffirmation of Mr. Hyep’s confidentiality and other restrictive covenant obligations, and a general release of claims by Mr. Hyep.

In addition, Mr. Hyep entered into a consulting agreement (the “Consulting Agreement”) with the Company, pursuant to which Mr. Hyep will provide consulting and transition advisory services to the Company from time to time. The Consulting Agreement commences on the CFO Transition Date and continues until February 15, 2027, unless terminated earlier by Mr. Hyep or the Company. As compensation for his services under the Consulting Agreement, Mr. Hyep’s existing equity grants will continue to vest in accordance with the terms of the underlying award agreements and the applicable equity plan for so long as he maintains a service relationship with the Company under the Consulting Agreement.

The foregoing summaries of the Separation Agreement and Consulting Agreement are not complete and are qualified in their entirety by the Separation Agreement and Consulting Agreement, copies of which the Company intends to file with the Securities and Exchange Commission (“SEC”) as exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2026.

Appointment of Chief Financial Officer

On August 10, 2026, the Board appointed Jennifer Larson as Chief Financial Officer, Treasurer, Principal Financial Officer and Principal Accounting Officer of the Company, effective as of the CFO Transition Date.

Prior to joining the Company, Ms. Larson, age 51, served as Senior Vice President, Chief Financial Officer of Deciphera Pharmaceuticals, Inc. (“Deciphera”), a former publicly traded biopharmaceutical company, from August 2024 to July 2026, as the Senior Vice President of Finance and Investor Relations from December 2021 to September 2024, and as Vice President of Finance from June 2019 to December 2021. During this time, Ms. Larson supported the initial commercial scale-up of the business, including expansion outside the U.S., until the company was acquired by ONO Pharmaceuticals Co., Ltd. in June 2024. Prior to joining Deciphera, she served in various positions of increasing seniority at Alnylam Pharmaceuticals, Inc. (Nasdaq: ALNY) from October 2007 to June 2019, most recently as Senior Director, Finance. Earlier in her career, Ms. Larson was in the audit practice of Tofias PC, a public accounting firm. Ms. Larson is a Certified Public Accountant and graduated from the University of Massachusetts at Amherst with a B.S. in Finance and Accounting.

In connection with Ms. Larson’s appointment, the Company and Ms. Larson entered into an executive employment agreement, effective on the CFO Transition Date (the “Larson Employment Agreement”), substantially on the Form Employment Agreement (as defined below). The Larson Employment Agreement provides for Ms. Larson’s at-will employment. Ms. Larson’s base salary will be $520,000 and her target annual bonus amount will be 40% of her annual base salary.

The foregoing description of the Larson Employment Agreement is qualified in its entirety by reference to the Company’s Form of Executive Employment Agreement (the “Form Employment Agreement”), previously filed as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-281722) filed on August 22, 2024.

In accordance with the Larson Employment Agreement, Ms. Larson will also be granted a stock option award to purchase 285,000 shares of the Company’s common stock (the “Larson Option Award”). The Larson Option Award will be granted on the CFO Transition Date, at a per share exercise price equal to the closing price of the Company’s common stock on the Nasdaq Global Market on the CFO Transition Date. The Larson Option Award will be issued under the Company’s 2026 Inducement Plan, as amended, and is granted as a material inducement for entering employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4). One-fourth of the shares under the Larson Option Award will vest on the first anniversary of the CFO Transition Date, with the remaining shares vesting in 12 equal quarterly installments thereafter, subject to Ms. Larson’s continued service with the Company through each applicable vesting date.

Ms. Larson has also entered into the Company’s standard form of indemnification agreement, which was previously filed as Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-281722) filed on September 6, 2024.

Effective as of the CFO Transition Date, Ms. Larson will be an “officer” as such term is used within the meaning of Section 16 of the Securities Exchange Act of 1934, as amended (a “Section 16 Officer”). There are no arrangements or understandings between Ms. Larson and any other persons pursuant to which Ms. Larson was appointed as Chief Financial Officer of the Company. In addition, there are no family relationships between Ms. Larson and any director or executive officer of the Company, and there are no transactions involving Ms. Larson requiring disclosure under Item 404(a) of Regulation S-K.

Chief Executive Officer Transition

Claire Mazumdar, Ph.D., the Company’s current Chief Executive Officer and Principal Executive Officer, will commence parental leave on September 1, 2026 (the “Interim CEO Transition Date”), during which time Dr. Mazumdar will remain an employee of the Company under the terms of her existing employment agreement. Effective on the Interim CEO Transition Date, Ryan Cohlhepp, PharmD, the Company’s current President and Chief Operating Officer, will assume the role of Interim Chief Executive Officer and Principal Executive Officer of the Company, in addition to his current titles.

On January 1, 2027 (the “CEO Transition Date”), Dr. Cohlhepp will become the Company’s President, Chief Executive Officer and Principal Executive Officer, and Dr. Mazumdar will transition to serve as a Strategic Advisor to the Company, remain a member of the Board and be appointed as Vice Chairperson of the Board.

Dr. Cohlhepp’s biographical information is set forth in the Company’s Proxy Statement filed with the SEC on April 27, 2026 (the “Proxy Statement”), and such information is incorporated herein by reference.

In connection with the foregoing, on August 10, 2026, the Company entered into a transition agreement (the “Transition Agreement”) with Dr. Mazumdar with effectiveness on the Interim CEO Transition Date. Pursuant to the Transition Agreement, Dr. Mazumdar will remain employed and continue to receive her standard compensation during the period between the Interim CEO Transition Date and the CEO Transition Date. On December 31, 2026, Dr. Mazumdar’s employment with the Company will end, and she will receive her accrued base salary through the Date of Termination (as defined in the Transition Agreement), unpaid expense reimbursements, and any vested benefits the she may have under any employee benefit plan of the Company through the Date of Termination, which vested benefits shall be paid and/or provided in accordance with the terms of such employee benefit plan. Commencing on the CEO Transition Date, Dr. Mazumdar will receive a monthly fee in the amount of $29,166.67 for her services as a Strategic Advisor at approximately 21 hours per week, in addition to compensation under the Company’s Second Amended and Restated Non-Employee Director Compensation Policy, a copy of which the Company intends to file with the SEC as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2026. Dr. Mazumdar’s services and compensation as a Strategic Advisor shall continue until December 31, 2027, unless sooner terminated in accordance with the Transition Agreement; provided that the Company and Dr. Mazumdar may mutually agree in writing to extend her advisory services beyond December 31, 2027, subject to the Board’s approval of the Chief Executive Officer’s proposal for the scope, budget, and extended duration of such extended service relationship. Dr. Mazumdar’s existing equity grants will continue to vest in accordance with the terms of the underlying award agreements and the applicable equity plan for so long as she maintains a service relationship with the Company either as a member of the Board or as a Strategic Advisor to the Company.

The Transition Agreement also replaces the severance and change in control provisions in Dr. Mazumdar’s current employment agreement, which is substantially on the Company’s Form Employment Agreement, with revised change in control protections. If a Specified Transaction (as defined in the Transition Agreement) occurs during the Transition Period (as defined in the Transition Agreement), the change in control provisions of Dr. Mazumdar’s current employment agreement, as summarized in the Executive Compensation section of the Proxy Statement, will continue to apply. If a Specified Transaction occurs during the applicable post-employment protection period, Dr. Mazumdar will be entitled to specified cash severance and equity acceleration benefits, subject to her execution and non-revocation of a release agreement.

The foregoing summary of the Transition Agreement is not complete and is qualified in its entirety by the full text of the Transition Agreement, a copy of which the Company intends to file with the SEC as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2026.

In addition, Dr. Cohlhepp has entered into an amended and restated executive employment agreement (the “Cohlhepp Employment Agreement”), substantially on the Form Employment Agreement, effective as of the Interim CEO Transition Date. Pursuant to the Cohlhepp Employment Agreement, Dr. Cohlhepp’s annual base salary will increase from $617,400 to $675,000, effective as of the Interim CEO Transition Date, and his target annual bonus amount will be increased from 50% to 60% of his annual base salary. The Cohlhepp Employment Agreement also outlines the title transitions discussed above. Except as described herein, the material terms of the Cohlhepp Employment Agreement are substantially consistent with the terms of Dr. Cohlhepp’s prior employment agreement, which are summarized in the Executive Compensation section of the Proxy Statement.

The foregoing description of the Cohlhepp Employment Agreement is qualified in its entirety by reference to the Company’s Form Employment Agreement, previously filed as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-281722) filed on August 22, 2024.

There are no arrangements or understandings between Dr. Cohlhepp and any other persons pursuant to which Dr. Cohlhepp will be appointed as Interim Chief Executive Officer and then Chief Executive Officer of the Company. In addition, there are no family relationships between Dr. Cohlhepp and any director or executive officer of the Company, and there are no transactions involving Dr. Cohlhepp requiring disclosure under Item 404(a) of Regulation S-K.

Effective as of the CEO Transition Date, Tanya Green, the Company’s current Chief Development Officer, will be promoted to Chief Operating Officer and become a Section 16 Officer.
(c)

During the quarter ended June 30, 2026, none of our directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408 of Regulation S-K.
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

4.3	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (File No. 001-42271) filed on February 26, 2026).
10.1#*	2026 Inducement Plan, as amended, and form of award agreements thereunder.
10.2#*	Separation Agreement, by and between the Registrant and David Raben, M.D., dated May 7, 2026.
10.3#*	Consulting Agreement, by and between the Registrant and David Raben, M.D., dated May 7, 2026.
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) promulgated under the Exchange Act.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) promulgated under the Exchange Act.
32.1**	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
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

Bicara Therapeutics Inc.

Date: August 11, 2026	By:	/s/ Claire Mazumdar
Claire Mazumdar, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2026	By:	/s/ Ivan Hyep
Ivan Hyep
Chief Financial Officer
(Principal Financial and Accounting Officer)