Form 10-Q
period 2026-09-30
Bicara Therapeutics Inc.
filed 2026-11-09
CIK 2023658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Yes ☐   No ☒

As of November 3, 2026, the registrant had 66,387,197 shares of common stock, $0.0001 par value per share, outstanding.

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
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and you are cautioned not to unduly rely upon these statements.
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

BICARA THERAPEUTICS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except shares and per share data)

	September 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$82,021	$96,685
Prepaid expenses and other assets	9,064	7,252
Marketable securities	360,325	318,116
Total current assets	451,410	422,053

Property and equipment, net	965	330
Right of use asset – operating lease	723	1,701
Other assets	7,544	6,910
Total assets	$460,642	$430,994

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$2,979	$5,515
Accounts payable – related party	658	2,278
Accrued expenses and other current liabilities	46,184	18,898
Accrued expenses and other current liabilities – related party	530	1,141
Operating lease liability – current portion	880	1,117
Total current liabilities	51,231	28,949

Operating lease liability – net of current portion	—	593
Total liabilities	51,231	29,542

Commitments and Contingencies (Note 7)

Stockholders' equity:
Preferred stock $0.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized; 66,352,630 and 56,600,724 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	8	7
Additional paid-in capital	953,133	760,168
Accumulated other comprehensive (loss) income	(1,868)	243
Accumulated deficit	(541,862)	(358,966)
Total stockholders' equity	409,411	401,452

Total liabilities and stockholders’ equity	$460,642	$430,994
See accompanying notes to unaudited condensed consolidated financial statements.

BICARA THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited, in thousands except shares and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating expenses
Research and development - related party	$1,641	$5,817	$4,533	$15,324
Research and development	54,835	27,158	145,180	76,782
General and administrative	19,235	7,701	46,190	22,376
Total operating expenses	75,711	40,676	195,903	114,482
Loss from operations	(75,711)	(40,676)	(195,903)	(114,482)

Other income
Interest income	4,516	4,386	13,175	14,082
Total other income	4,516	4,386	13,175	14,082
Net loss before income taxes	(71,195)	(36,290)	(182,728)	(100,400)
Income tax expense	(54)	(40)	(168)	(164)
Net loss	$(71,249)	$(36,330)	$(182,896)	$(100,564)

Net Loss per share, basic and diluted	$(1.04)	$(0.67)	$(2.78)	$(1.84)

Weighted-average number of common shares outstanding, basic and diluted	68,375,411	54,563,864	65,717,625	54,519,496
Other comprehensive loss
Unrealized loss on marketable securities, net of tax	(1,301)	(136)	(2,112)	(136)
Total other comprehensive loss	(1,301)	(136)	(2,112)	(136)
Total comprehensive loss	$(72,550)	$(36,466)	$(185,008)	$(100,700)
See accompanying notes to unaudited condensed consolidated financial statements.

BICARA THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands except shares)

	Common Equity		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
December 31, 2024	54,440,013	$7	$712,884	$—	$(221,016)	$491,875
Issuance of common stock upon exercise of stock options	88,962	—	477	—	—	477
Stock-based compensation	—	—	3,451	—	—	3,451
Net loss	—	—	—	—	(36,846)	(36,846)
March 31, 2025	54,528,975	$7	$716,812	$—	$(257,862)	$458,957
Issuance of common stock upon exercise of stock options	27,103	—	135	—	—	135
Stock-based compensation	—	—	3,492	—	—	3,492
Net loss	—	—		—	(27,388)	(27,388)
June 30, 2025	54,556,078	$7	$720,439	$—	$(285,250)	$435,196
Issuance of common stock upon exercise of stock options	56,399	—	436	—	—	436
Stock-based compensation	—	—	3,614	—	—	3,614
Unrealized loss on marketable securities, net of tax	—	—	—	(136)	—	(136)
Net loss	—	—	—	—	(36,330)	(36,330)
September 30, 2025	54,612,477	$7	$724,489	$(136)	$(321,580)	$402,780
See accompanying notes to unaudited condensed consolidated financial statements.

BICARA THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands except shares)

	Common Equity		Additional Paid in Capital	Accumulated	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount		Other Comprehensive Income (Loss)
December 31, 2025	56,600,724	$7	$760,168	$243	$(358,966)	$401,452
Issuance of common stock, and accompanying pre-funded warrants, net of issuance cost	8,581,250	1	161,762	—	—	161,763
Issuance of common stock upon exercise of stock options	365,063	—	1,582	—	—	1,582
Stock-based compensation	—	—	5,858	—	—	5,858
Unrealized loss on marketable securities, net of tax	—	—	—	(486)	—	(486)
Net loss	—	—	—	–	(56,211)	(56,211)
March 31, 2026	65,547,037	$8	$929,370	$(243)	$(415,177)	$513,958
Issuance of common stock upon exercise of stock options	384,091	—	2,332	—	—	2,332
Stock-based compensation	—	—	8,238	—	—	8,238
Unrealized loss on marketable securities, net of tax	—	—	—	(324)	—	(324)
Net loss	—	—	—	—	(55,436)	$(55,436)
June 30, 2026	65,931,128	$8	$939,940	$(567)	$(470,613)	$468,768
Issuance of common stock upon exercise of stock options	421,502	—	3,213	—	—	3,213
Stock-based compensation	—	—	9,980	—	—	9,980
Unrealized loss on marketable securities, net of tax	—	—	—	(1,301)	—	(1,301)
Net loss	—	—	—	—	(71,249)	$(71,249)
September 30, 2026	66,352,630	$8	$953,133	$(1,868)	$(541,862)	$409,411
See accompanying notes to unaudited condensed consolidated financial statements.

BICARA THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2026	2025
Operating activities:
Net loss	$(182,896)	$(100,564)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	24,076	10,557
Depreciation	148	62
Non-cash lease expense	978	598
Net amortization of premiums and discounts on marketable securities	608	32
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,449)	4,442
Accounts payable and accrued expenses	24,753	1,234
Accounts payable and accrued expenses – related party	(2,231)	1,331
Operating lease liabilities	(830)	(640)
Net cash used in operating activities	(137,843)	(82,948)

Investing activities:
Purchase of marketable securities	(244,929)	(236,079)
Proceeds from maturities and sales of marketable securities	200,000	—
Purchase of property and equipment	(783)	(42)
Net cash used in investing activities	(45,712)	(236,121)

Financing activities:
Proceeds from issuance of common stock and accompanying pre-funded warrants, net of issuance costs	161,763	—
Proceeds from exercise of options	7,128	1,031
Net cash provided by financing activities	168,891	1,031

Net decrease in cash and cash equivalents	(14,664)	(318,038)
Cash and cash equivalents at beginning of period	96,685	489,711
Cash and cash equivalents at end of period	$82,021	$171,673

Supplemental disclosure of cash flow information:
Cash paid for taxes	$155	$291
Non-cash investing and financing activities:
Right-of-use asset obtained in exchange for lease liability	$—	$1,878
Vesting of early exercise stock options	$—	$17
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

The Company has incurred operating losses since inception and expects such losses and negative operating cash flows to continue for the foreseeable future. As of September 30, 2026, the Company had cash, cash equivalents and marketable securities of $442.3 million and an accumulated deficit of $541.9 million.
The Company expects that its cash, cash equivalents and marketable securities as of September 30, 2026 of $442.3 million will be sufficient to fund the operating expenditures and capital expenditure requirements necessary to advance its research efforts and clinical trials for at least one year from the date of issuance of these unaudited condensed consolidated financial statements.

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
Unaudited Interim Condensed Consolidated Financial Statements
The condensed consolidated balance sheet as of September 30, 2026, condensed consolidated statements of operations and comprehensive loss, condensed consolidated statement of stockholders' equity for the three and nine months ended September 30, 2026 and 2025, and condensed consolidated cash flows for the nine months ended September 30, 2026 and 2025 and related notes to condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair statement of the Company’s condensed consolidated financial position, results of operations and cash flows for the periods presented. The condensed consolidated results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the full year or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2025, included herein, was derived from the audited consolidated financial statements as of that date. As permitted under U.S. GAAP, certain notes and other information have been omitted from the interim unaudited condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s most recent Annual Report on Form 10-K for the year ended December 31, 2025 (the "Form 10-K").
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
Net Loss Per Common Share
Basic net loss per common share is determined by dividing the net loss applicable to common shareholders by the weighted average common shares outstanding during the period. The pre-funded warrants to purchase 2,200,000 shares of common stock issued in February 2026 and outstanding as of September 30, 2026 (see Note 8) were included in computing the weighted average common shares outstanding used in calculating basic and diluted loss per share. Outstanding common stock options are excluded from the calculation of diluted net loss per share when their effect would be anti-dilutive. For the three and nine months ended September 30, 2026 and 2025, the 12,414,248 and 9,157,290 options outstanding, respectively, have been excluded from the computations of diluted weighted average shares outstanding as they would be anti-dilutive.
Segments
The Company has one operating segment. The Company’s chief operating decision maker, its Chief Executive Officer, manages the Company’s operations on a consolidated basis for the purpose of allocating resources.
Recent Accounting Pronouncements
The Company reviews new accounting standards as they are issued by the FASB or other standard-setting bodies. The Company did not identify any new standards during the quarter ended September 30, 2026 that it believes will have a material impact on the Company’s financial statements.
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

Notes to Unaudited Condensed Consolidated Financial Statements

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
3.Fair Value Measurements
The following tables present information about the Company’s financial assets that have been measured at fair value as of September 30, 2026 and December 31, 2025 (in thousands):

Description	Level 1	Level 2	Level 3	September 30, 2026
Assets:
U.S. Treasury Bills	$—	$360,325	$—	$360,325
Money market funds included within cash and cash equivalents	78,332	—	—	78,332
Total	$78,332	$360,325	$—	$438,657

Description	Level 1	Level 2	Level 3	December 31, 2025
Assets:
U.S. Treasury Bills	$—	$318,116	$—	$318,116
Money market funds included within cash and cash equivalents	93,595	—	—	93,595
Total	$93,595	$318,116	$—	$411,711
As of September 30, 2026 and December 31, 2025, the Company’s cash equivalents consisted of money market funds. During the three and nine months ended September 30, 2026 and the year ended December 31, 2025, there were no transfers between Level 1, Level 2 and Level 3.
4.    Marketable Securities

The fair value of available-for-sale marketable securities by type of security was as follows (in thousands):

	September 30, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable Securities:
U.S. Treasury Bills with original maturity of one year or less	$94,994	$—	$(134)	$94,860
U. S. Treasury Bills with original maturity of one to two years	267,198	—	(1,733)	265,465
Total marketable securities	$362,192	$—	$(1,867)	$360,325

Notes to Unaudited Condensed Consolidated Financial Statements

	December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable Securities:
U.S. Treasury Bills with original maturity of one year or less	$233,672	$146	$—	$233,818
U.S. Treasury Bills with original maturity of one to two years	84,201	97	—	84,298
Total marketable securities	$317,873	$243	$—	$318,116
The following table summarizes the Company's available-for-sale securities in an unrealized loss position, aggregated by type and length of time in a continuous unrealized position (in thousands):

	September 30, 2026
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable Securities:
U.S. Treasury Bills	$360,325	$(1,868)	$—	$—	$360,325	$(1,868)
Total	$360,325	$(1,868)	$—	$—	$360,325	$(1,868)
As summarized in the tables immediately above, the Company held sixteen debt securities that were in an unrealized loss position as of September 30, 2026. The unrealized losses at September 30, 2026 were attributable to changes in interest rates and do not represent credit losses. The Company does not intend to sell these securities, and it is not more likely than not that it will be required to sell them before recovery of their amortized cost basis. The Company held no debt securities that were in an unrealized loss position as of December 31, 2025.
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
On August 21, 2026, the Company entered into a 2-year sub-sublease agreement with Wayfair LLC, as sublandlord, for 35,090 square feet of office space in Boston, Massachusetts, with accounting lease commencement occurring in October 2026. The Company expects to pay up to approximately $1.6 million over the non-cancelable term of the lease of two years, and the Company does not have any option to extend the lease term. The Company secured the lease with a $0.2 million security deposit, which was recorded as other long-term assets on the condensed consolidated balance sheets as of September 30, 2026. The Company determined that the lease contained a single lease component which represents a right of use from which the Company can benefit. In accordance with ASC 842, the lease will commence in October 2026,

Notes to Unaudited Condensed Consolidated Financial Statements

and the Company will record a right-of-use asset of $1.4 million, and a corresponding lease liability of $1.4 million on the lease commencement date. The Company will recognize lease expense for this lease component through September 2028.
6.     Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2026	December 31, 2025

Accrued research and development expenses	$37,807	$13,085
Accrued bonus and payroll related expenses	6,719	5,041
Accrued professional fees	1,458	591
Accrued other	200	181
Total	$46,184	$18,898
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
On July 15, 2026, the Patent Trial and Appeal Board (“PTAB”) of the United States Patent and Trademark Office instituted a post-grant review petition brought by the Company against The Johns Hopkins University, No. PGR2026-00025, concerning a patent in a family alleged to be licensed to Y-Trap, U.S. Patent 12,295,968 (“the ’968 patent”). The Company challenges all claims of the ’968 patent under 35 U.S.C. § 112. It is anticipated that the PTAB will issue a final written decision on or before July 14, 2027.
The Company does not have contingency reserves established for any litigation liabilities as of September 30, 2026 and December 31, 2025.
8.    Stockholder's Equity
Preferred Stock
The Company has 10,000,000 shares of preferred stock authorized for issuance, par value $0.0001 per share. As of September 30, 2026 and December 31, 2025, no shares of preferred stock were issued or outstanding.
Common Stock
The Company has 500,000,000 shares of Common Stock authorized for issuance, par value $0.0001 per share. As of September 30, 2026 and December 31, 2025, 66,352,630 and 56,600,724 shares were issued and outstanding, respectively.

Notes to Unaudited Condensed Consolidated Financial Statements

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
Pre-funded Warrants
Subject to certain requirements, the pre-funded warrants, sold in the Company's February 2026 offering, can be exercised by the holder at any time. As of September 30, 2026, there have not been any exercises of the pre-funded warrants.
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
At-The-Market Program

On October 3, 2025, the Company filed a shelf registration statement on Form S-3 (the “Registration Statement”), with the SEC covering the offering of up to $400.0 million of common stock, preferred stock, debt securities, warrants and/or units. The Registration Statement was declared effective by the SEC on November 26, 2025. Concurrent with the filing of the Registration Statement, the Company entered into a sales agreement, dated October 3, 2025, by and between the Company and TD Securities (USA) LLC, acting as sales agent, to establish the ATM Program, pursuant to which the Company may offer and sell shares of its common stock from time to time. In connection with the ATM Program, the Company filed a prospectus with the Registration Statement for the offer and sale of up to $150.0 million of shares of common stock from time to time through the sales agent. The Company will pay the agent a commission rate up to 3% of the gross proceeds of any shares sold and has agreed to provide the sales agent with customary indemnification and contributions against certain liabilities. As of September 30, 2026, the Company had remaining available capacity for share issuances of up to $120.0 million under the ATM Program. During the three and nine months ended September 30, 2026, there were no sales under the ATM Program.
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

The 2024 Plan, initially allowed the Company to grant awards up to 2,453,616 shares of Common Stock, plus shares of common stock subject to awards outstanding under the 2019 Plan that are forfeited, canceled, held back upon exercise of an option or settlement of an award to cover the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without the issuance of stock or otherwise terminated (other than by exercise). Each year starting on January 1, 2025 and on each January 1 thereafter, the number of shares of stock reserved and available for issuance under the 2024 Plan shall automatically be cumulatively increased by 5% of the outstanding shares on the immediately preceding December 31 or such lesser number of shares as approved by the Company. Through September 30, 2026, the Company registered 5,552,037 shares of Common Stock for issuance. The terms of equity award agreements, including vesting requirements, were determined by the board of directors and are subject to the provisions of the 2024 Plan. Equity awards

Notes to Unaudited Condensed Consolidated Financial Statements

granted to employees and non-employees generally vest over a one to four-year period but may be granted with different vesting terms.
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
2026 Inducement Plan

In January 2026, the Company’s board of directors adopted the Bicara Therapeutics Inc. 2026 Inducement Plan (the “Inducement Plan”) and reserved 1,000,000 shares of common stock for future issuance under the Inducement Plan. In June 2026, the Company amended the Inducement Plan and reserved an additional 700,000 shares of common stock for future issuance under the Inducement Plan. In September 2026, the Company further amended the Inducement Plan and reserved an additional 250,000 shares of common stock for future issuance under the Inducement Plan.
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
Stock-Based Compensation Expense
The Company recognized total stock-based compensation expense for non-employees and employees in its statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$2,911	$1,384	$9,362	$3,684
General and administrative	7,069	2,230	14,714	6,873
Total	$9,980	$3,614	$24,076	$10,557

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Risk-free interest rate	4.3%-4.6%	3.8%-3.9%	3.7%-4.6%	3.8%-4.4%
Expected life (in years)	5.9-6.1	6.1	5.5-6.1	5.5-6.1
Volatility	91.4%-92.6%	92.7%-93.4%	91.4%-94.7%	90.6%-95.4%
Expected dividend rate	—%	—%	—%	—%
Fair value of common stock	$23.40-$28.90	$9.46-$11.90	$16.10-$28.90	$9.46-$14.71

Notes to Unaudited Condensed Consolidated Financial Statements

A summary of options award activity for non-employees and employees of the Company is as follows:

	Shares	Weighted- Average Exercise Price	Weighted Average – Remaining Contractual Life (years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding as of December 31, 2025	9,850,977	$9.03
Granted	4,289,025	19.96
Exercised	(1,179,446)	6.07
Canceled	(546,308)	11.96
Outstanding as of September 30, 2026	12,414,248	12.96	6.03	$80,425

Exercisable as of September 30, 2026	4,178,491	$8.49	7.42	$42,390
Exercisable and expected to vest as of September 30, 2026	12,414,248	$12.96	6.03
(1)The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s common stock on September 30, 2026 for the options that were in the money.
The weighted-average fair value of options granted during the nine months ended September 30, 2026, and 2025, was $15.57 and $11.66, respectively.
The aggregate intrinsic value of options exercised for the nine months ended September 30, 2026 and 2025 was $19.3 million and $1.1 million, respectively.
The Company had 8,235,757 unvested stock options outstanding as of September 30, 2026. As of September 30, 2026, total unrecognized compensation costs of $88.2 million related to unvested stock options are expected to be recognized as expense over a weighted average period of 3.0 years.

2024 Employee Stock Purchase Plan
On September 5, 2024, the Company’s board of directors adopted, and its stockholders approved, the 2024 Employee Stock Purchase Plan (the "ESPP"), which became effective September 5, 2024. The ESPP initially reserves and authorizes the issuance of up to 507,383 shares of our common stock to participating employees. The ESPP provides that the number of shares reserved and available for issuance will automatically increase on January 1, 2025 and each January 1 thereafter through January 1, 2034, by the least of (i) 1,014,766 shares of common stock, (ii) 1% of the sum of (A) the number of shares of our common stock issued and outstanding on the immediately preceding December 31, and (B) the number of shares of common stock issuable pursuant to the exercise of any outstanding, pre-funded warrants to acquire such common stock for a nominal exercise price on the immediately preceding December 31, or (iii) such number of shares of common stock as determined by the administrator of the ESPP. The number of shares reserved under the ESPP is subject to adjustment in the event of a stock split, stock dividend, or other change in our capitalization. There has been no activity on this plan to date, and no stock-based compensation expense was recognized during the three and nine months ended September 30, 2026.

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
11.     Significant Agreements – Related Parties
The Company entered into a master services agreement on December 15, 2020 (the “Master Services Agreement”) with Biocon. Pursuant to the terms of the master service agreement, Biocon provided services related to research and development, clinical trials, regulatory interactions and manufacturing. The Company incurred no expenses under the Master Services Agreement for the three and nine months ended September 30, 2026 and 2025.

On July 23, 2019, the Company entered into a contract manufacturing agreement with a wholly-owned subsidiary of Biocon, Biocon Biologics Limited (“BBL”) formerly Biocon Biologics India Limited, which was amended on November 6, 2024 to extend the term of the contract manufacturing agreement until July 23, 2026. Additionally, the Company entered into a material transfer agreement on August 17, 2023, a quality agreement on October 12, 2023, a service agreement on October 18, 2023, and a manufacturing service agreement on December 15, 2023 (collectively, the “BBL Agreements”). Pursuant to the terms of the BBL Agreements, BBL manufactures and supplies specified quantities of products to Bicara to be utilized in research and development and manufacturing as per purchase orders executed from time to time between the two parties. For the three months ended September 30, 2026 and 2025, the Company incurred $0.0 million and $0.1 million of research and development expenses, respectively, under the BBL Agreements. For the nine months ended September 30, 2026 and 2025, the Company incurred $0.2 million and $0.1 million of research and development expenses, respectively, under the BBL Agreements. As of September 30, 2026 and December 31, 2025, the Company owed $0.1 million and $0.0 million, respectively.
The Company additionally entered into a contract manufacturing agreement with a wholly-owned subsidiary of Biocon, Syngene International Limited (“Syngene”), on July 17, 2019, which was amended and restated on April 1, 2020 with the amended and restated manufacturing service agreement, as amended (the “Syngene Manufacturing Services Agreement”), and a master contract services agreement on July 24, 2020, as amended (the “Syngene Master Contract Services Agreement” and together with the Syngene Manufacturing Services Agreement and the "Dedicated Center Agreement" defined below, the “Syngene Agreements”). Pursuant to the terms of the Syngene Manufacturing Services Agreement and Syngene Master Contract Services Agreement, Syngene manufactures and supplies specified quantities of products to Bicara to be used in research and development as per purchase orders executed from time to time between the two parties and performs additional contract research services under the master contract services agreement. The Syngene Manufacturing Services Agreement expires on the later of October 31, 2027 or the completion of services under all work orders under the agreement. The Syngene Master Contract Services Agreement expires on the later of November 1, 2031 or the completion of all services under the statements of work under the agreement. On December 16, 2024, the Company entered into an additional master contract services agreement with Syngene, whereby Syngene agreed to provide the Company with dedicated research laboratories and personnel (“Dedicated Center Agreement”). The Dedicated Center Agreement expires on the later of December 16, 2028 or the completion of all services under all statements of work under the agreement.
For the three months ended September 30, 2026 and 2025, the Company incurred $1.6 million and $5.7 million of manufacturing and research and development expenses, respectively, under the Syngene Agreements. For the nine months ended September 30, 2026 and 2025, the Company incurred $4.3 million and $15.2 million of manufacturing and research and development expenses, respectively, under the Syngene Agreements. As of September 30, 2026, and December 31, 2025, the Company owed Syngene $1.1 million and $3.4 million, respectively, relating to these incurred costs, of which $0.6 million and $2.3 million, respectively, were classified in accounts payable-related party and $0.5 million and $1.1 million, respectively, were classified as accrued expenses-related party on the balance sheets.

Notes to Unaudited Condensed Consolidated Financial Statements

12.     Significant Agreements
IQVIA
On October 15, 2019, the Company entered into a master clinical contract services agreement with IQVIA RDS Inc. (“IQVIA”), which was amended in December 2023 to include global clinical trials. Pursuant to the terms of the agreement, as amended, IQVIA will provide the Company with certain global clinical-development related services and laboratory services under separately executed statements of work (“SOWs”). In June 2021, the Company entered into an SOW with IQVIA for lab and clinical development services, to be invoiced on a monthly basis based on work performed by IQVIA. Under this SOW, Bicara agreed to provide IQVIA with an initial upfront payment of $1.8 million, of which $1.0 million was a refundable deposit and $0.8 million for investigator grant payment in advance. In December 2022, Bicara entered into an authorized to proceed agreement (“ATP”) with IQVIA. Under the ATP, Bicara agreed to provide IQVIA with an additional refundable deposit of $0.9 million, which was paid in March 2023. Both the initial deposit and the ATP deposit will be held on account and reconciled against final invoices. As of September 30, 2026 and December 31, 2025, the refundable deposit balance was $1.9 million, which is included within other assets on the balance sheets.

On December 18, 2024, the Company entered into a second SOW, as amended (the “second SOW”), for lab and clinical development services with IQVIA, which was incorporated into the master clinical contract services agreement and part of the Company’s FORTIFI-HN01 Phase 2/3 clinical trial. Services will be invoiced on a monthly basis based on work performed by IQVIA. Under the second SOW, Bicara agreed to provide IQVIA with an initial upfront payment of $12.8 million, of which $7.3 million was for investigator grant payments made in advance, $4.5 million was a deposit for IQVIA direct services and $1.0 million was a deposit for pass through costs. The deposits will be held on account with an incremental return starting the month after 75% of the budgeted costs have been paid by the Company. Under the second SOW, IQVIA is eligible to receive potential additional payments and it is subject to potential penalties based on certain milestone targets. The Company entered into an additional SOW, effective January 22, 2026, for additional services related to the FORTIFI-HN01 Phase 2/3 clinical trial.

For the three months ended September 30, 2026 and 2025, the Company incurred $19.1 million and $10.3 million in expenses, respectively, and paid $12.7 million and $6.7 million, respectively, to IQVIA for these services. For the nine months ended September 30, 2026 and 2025 the Company incurred $46.2 million and $26.8 million in expenses, respectively, and paid $26.3 million and $24.2 million, respectively, to IQVIA for these services.

As of September 30, 2026 and December 31, 2025, the Company had $0.0 million and $0.4 million classified in accounts payable, respectively, and $26.8 million and $8.6 million classified in accrued expenses and other current liabilities on the balance sheets.
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

Notes to Unaudited Condensed Consolidated Financial Statements

13. Defined Contribution Plan
The Company currently maintains a tax-qualified 401(k) retirement savings plan for our employees. All eligible employees are able to participate in the plan beginning one month after their first day of employment. Under our defined contribution plan, employees may elect to defer a percentage of their compensation per year, subject to a maximum limit prescribed by tax law, and the Company match a portion of their eligible contributions. The Company provided matching discretionary contributions under the 401(k) plan of $0.2 million and $0.1 million for the three months ended September 30, 2026 and September 30, 2025, respectively. The Company provided matching discretionary contributions under the 401(k) plan of $0.5 million and $0.3 million for the nine months ended September 30, 2026 and 2025, respectively.
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
The table below is a summary of the segment profit or loss, including significant segment expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Expenses
Clinical operations and development	$27,057	$13,957	$63,617	$34,444
Manufacturing and process development	16,105	10,967	50,434	37,888
Research and development personnel cost and other (including stock-based compensation)	12,394	6,710	33,681	17,334
Research	920	1,341	1,981	2,440
Total research and development	56,476	32,975	149,713	92,106
General and administrative personnel costs (including stock-based compensation)	12,920	5,190	29,754	14,876
Professional fees	4,793	1,586	12,899	4,482
Facility costs, IT, office expense and other	1,522	925	3,537	3,018
Total general and administrative expenses	19,235	7,701	46,190	22,376
Total operating expenses	75,711	40,676	195,903	114,482
Operating loss	(75,711)	(40,676)	(195,903)	(114,482)
Interest income	4,516	4,386	13,175	14,082
Total other income	4,516	4,386	13,175	14,082
Net income before losses	(71,195)	(36,290)	(182,728)	(100,400)
Income tax expense	(54)	(40)	(168)	(164)
Segment and consolidated net loss	$(71,249)	$(36,330)	$(182,896)	$(100,564)
Included within facility costs, IT, office expense and other is depreciation expense, which is disclosed on the Statement of Cash Flows.

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
Overview

We are a clinical-stage biopharmaceutical company committed to bringing transformative bifunctional therapies to patients with solid tumors. We have built a platform designed to facilitate the development of bifunctional therapies that precisely target the tumor and deliver a tumor-modulating payload to the tumor site. This dual-targeting approach both enhances drug exposure within the tumor microenvironment, or TME, and limits systemic toxicity. This approach was deployed in the development of our lead program ficerafusp alfa, formerly BCA101, an investigational bifunctional epidermal growth factor receptor-, or EGFR, directed monoclonal antibody bound to a human transforming growth factor beta, or TGF-β, ligand trap.

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

We believe ficerafusp alfa has the potential to provide meaningful clinical benefit in solid tumors that are challenged by inadequate tumor penetration and where there is a strong biologic rationale for the dual inhibition of both EGFR and TGF-β, such as head and neck cancers and other squamous cell carcinomas that typically overexpress EGFR and TGF-β pathways. We are focusing our efforts and resources on the continued development of ficerafusp alfa in those tumor types where EGFR and TGF-β are central to the causal biology and there is remaining unmet need for enhanced tumor penetration.

Our Pipeline

Our current development plan for ficerafusp alfa is summarized in the following pipeline chart:

Corporate Highlights, Recent Progress and Key Upcoming Milestones

•FORTIFI-HN01 Phase 2/3 pivotal trial: We are currently conducting a global, randomized, double-blind, Phase 2/3 FORTIFI-HN01 pivotal trial evaluating 1500mg dosed once weekly, or QW, of ficerafusp alfa in combination with pembrolizumab in first-line, or 1L, recurrent/metastatic, or R/M, human papillomavirus infection, or HPV, -negative head and neck squamous cell carcinoma, or HNSCC, whose tumors express programmed death-ligand 1 with combined positive score, or CPS, of ≥1. In January 2026, we announced that 1500mg QW of ficerafusp alfa was selected as the optimal dose to bring forward in the Phase 3 portion of the FORTIFI-HN01 trial. In February 2026, the transition to the Phase 3 portion of the FORTIFI-HN01 trial was completed. The dose determination was informed by the open-label data sets from our Phase 1/1b trial, as well as data from the treatment arms of the Phase 2 portion of the FORTIFI-HN01 trial. The FORTIFI-HN01 trial will enroll approximately 650 patients, which we believe is sufficiently designed to achieve results to support potential approval by the U.S. Food and Drug Administration, or the FDA. We enrolled the first patients in Phase 2 of the FORTIFI-HN01 trial in February 2025. In November 2026, we announced that FORTIFI-HN01 reached substantial enrollment to enable an interim analysis in mid-2027 to support a potential approval and U.S. launch in 2028.

•Alternate dose study to evaluate loading and every-three-week maintenance regimen: In August 2026, we announced the initiation of FORTIFI-FLEX, a randomized clinical study that will evaluate ficerafusp alfa in combination with pembrolizumab, administered as a 12-week loading dose of 1500mg QW followed by maintenance dosing of 2250mg every three weeks as compared to 1500mg QW of ficerafusp alfa, each in combination with pembrolizumab. The primary endpoint will evaluate the proportion of patients in the maintenance phase who are progression-free. We expect to have results from this study by the time of a potential U.S. approval in 1L R/M HPV-negative HNSCC. This builds on positive data we presented in February 2026 from the Phase 1b expansion cohort evaluating 2000mg of ficerafusp alfa every-other-week in combination with pembrolizumab in 1L R/M HPV-negative HNSCC at the 2026 Multidisciplinary Head and Neck Cancers Symposium, which supported our plans to develop an alternate dosing regimen to expand optionality for patients and providers.

•Phase 1b expansion cohorts

◦1500mg QW, 750mg QW and 2000mg Q2W plus pembrolizumab in 1L R/M HPV-negative HNSCC: In May 2026, we presented extended follow-up data out to three years from the Phase 1b study of ficerafusp alfa in combination with pembrolizumab in 1L R/M HPV-negative HNSCC at the 2026 American Society of Clinical Oncology Annual Meeting. As of the March 31, 2026 data snapshot, the data, which included the 750mg QW, 1500mg QW, and 2000mg every-other-week, or Q2W, expansion cohorts, showed deep, durable responses observed to be driven by TGF-β inhibition. All three dose cohorts demonstrated clinically meaningful duration of response, or DOR, progression-free survival, or PFS, and overall survival, or OS, representing substantial improvements over standard of care treatment, as well as a generally well-tolerated safety profile. Specifically, three-year follow-up from the 1500mg QW dose cohort showed an estimated OS rate of 31%, approximately doubling the survival rate observed in a retrospective analysis with standard of care pembrolizumab in HPV-negative patients. Additionally, biomarker analyses across all three dose cohorts demonstrated sustained TGF-β inhibition and immune activation with ficerafusp alfa, reinforcing the mechanistic link between intra-tumoral TGF-β inhibition, immune activation, and the deep, durable responses. Across a pooled cohort analysis, two-thirds of responders achieved deep responses of greater than 80% tumor shrinkage and experienced more durable disease control, with meaningfully longer DOR, PFS, and OS compared to patients with partial responses of less than 80% tumor shrinkage, further reinforcing depth of response as a driver of long-term outcomes in patients with 1L R/M HPV-negative HNSCC.

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

◦1500mg QW in other solid tumors: We are continuing to enroll Phase 1b expansion cohorts evaluating 1500mg QW of ficerafusp alfa both as monotherapy and in combination with pembrolizumab in patients with third-line metastatic colorectal cancer with microsatellite stable RAS/BRAF wild-type. We expect to present data from these cohorts in January 2027. In 2025, we presented data from additional Phase 1b cohorts evaluating ficerafusp alfa monotherapy in patients with second-line or later cutaneous squamous cell carcinoma, as well as ficerafusp alfa in combination with pembrolizumab in patients with second-line or later squamous cancer of the anal canal. These data demonstrated proof-of-concept in both indications and reinforced our conviction in ficerafusp alfa's broad applicability across TGF-β-driven tumors.

Since our inception in December 2018, we have not generated any revenue from product sales or other sources and have incurred significant operating losses and negative cash flows from our operations. Our primary uses of cash to date have been conducting research and development, advancing development of ficerafusp alfa, raising capital, building infrastructure, developing intellectual property, hiring personnel and providing general and administrative support for these operations. To date, we have funded our operations primarily through sale of common stock in connection with our initial public offering, or IPO, ATM Program (as defined below), our February 2026 Offering (as defined below), exercise of stock options, private placements of our redeemable convertible preferred stock, and through debt financing. As of September 30, 2026, we had raised aggregate net proceeds of $888.5 million and had cash, cash equivalents and marketable securities of $442.3 million. The February 2026 Offering closed on February 26, 2026 and resulted in net proceeds to us of approximately $161.8 million.
We have incurred operating losses in each year since our inception. Our net losses were $71.2 million and $36.3 million for the three months ended September 30, 2026 and 2025, respectively, and $182.9 million and $100.6 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we had an accumulated deficit of $541.9 million. We expect our expenses and operating losses will increase substantially as we:
•conduct our current and future clinical trials;
•continue our research and development activities;
•utilize third parties to manufacture our product candidate and related raw materials or, should we decide to do so, build and maintain a commercial-scale current good manufacturing practice, or cGMP, manufacturing facility;
•hire additional research and development, clinical, commercial, and operational personnel;
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

Based upon our current operating plans, we believe that our existing cash, cash equivalents and marketable securities, will be sufficient to fund our operations and capital expenditure requirements into the first half of 2029. Without additional funding, we believe that we will have sufficient funds to meet our obligations within the next twelve months from the date of issuance of our condensed consolidated financial statements. We do not expect to generate any revenue from product sales unless and until we successfully complete development and obtain regulatory approval for ficerafusp alfa or future product candidates, which will not be for at least the next several years, if ever. If we obtain regulatory approval for ficerafusp alfa or any of our future product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, until such time as we can generate significant revenue from sales of our product candidate, if ever, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. See the section titled “Liquidity and Capital Resources” below. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market a product candidate that we would otherwise prefer to develop and market ourselves.
Components of Results of Operations
Revenue
We currently have no products approved for sale, and we have not generated any revenue to date. In the future, we may generate revenue from collaboration or license agreements we may enter into with respect to our current or any future product candidates, as well as product sales from any approved product, which approval we do not expect to occur for at least the next several years, if ever. Our ability to generate product revenue will depend on the successful development and eventual commercialization of ficerafusp alfa and any future product candidates we pursue. If we fail to complete clinical development of or to obtain regulatory approval for ficerafusp alfa or any future product candidates, our ability to generate future revenues, and our results of operations and financial position would be adversely affected.
Operating Expenses
Research and Development (including Research and Development—Related Party)
Research and development expenses (including related party research and development) have primarily consisted of external and internal costs associated with our research and development activities for the development of ficerafusp alfa. Our research and development expenses include:
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
We anticipate that our research and development expenses through year-end will remain consistent with our most recent quarterly results as we continue with the development of ficerafusp alfa and any other product candidates we may determine to pursue. Due to the inherently unpredictable nature of preclinical and clinical development, we cannot determine with certainty the timing of the initiation, duration or costs of future clinical trials and preclinical studies of product candidates. The timelines and costs associated with research and development activities are uncertain and can vary significantly for any product candidate we pursue, and development programs are inherently unpredictable due to the nature of clinical development. We anticipate we will make determinations as to which programs to pursue and how much funding to direct to each current program on an ongoing basis in response to clinical results, regulatory developments, and ongoing assessments as to each program’s commercial potential.

Research and development activities are central to our business model. Therapeutic candidates in later stages of clinical development generally have higher development costs than those in earlier stages, primarily due to the increased size and duration of later-stage clinical trials. As a result, we expect that our research and development expenses will increase over the next several years as we expect to (i) advance ficerafusp alfa into late-stage clinical trials, (ii) develop ficerafusp alfa for other potential indications and (iii) expand our manufacturing efforts, consistent with management’s operating plan and a disciplined and thoughtful approach to capital allocation.
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

General and Administrative
General and administrative expenses consist primarily of personnel-related costs, including salaries, bonuses, benefits, and stock-based compensation charges for those individuals in executive, legal, finance, commercial, human resources, facility operations, and other administrative functions. Other significant costs include legal fees relating to intellectual property, litigation and corporate matters, commercial preparation activities costs, professional fees for auditing, accounting, tax and consulting services, office and information technology costs, insurance costs, and facilities, depreciation and other general and administrative expenses, which include rent and maintenance of facilities and utilities.
We anticipate that our general and administrative expenses through year-end will remain consistent with our most recent quarterly results.
Other (Expenses) Income
Interest Income
Interest income consists primarily of interest income earned on cash, cash equivalents and marketable securities.
Income Taxes
The Company’s provision for income taxes is not material for the three and nine months ended September 30, 2026 and 2025.
Since our inception, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items.
Other Comprehensive Loss

During the three and nine months ended September 30, 2026, the Company held marketable securities in U.S. Treasury Bills. The unrealized loss on these instruments was recorded in Other Comprehensive Loss.

Results of Operations
Comparison of the three months ended September 30, 2026 and 2025
The following table summarizes our results of operations for the three months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,
	2026	2025	Change
Operating Expenses:
Research and development—related party	$1,641	$5,817	$(4,176)
Research and development	54,835	27,158	27,677
General and administrative	19,235	7,701	11,534
Total operating expenses	75,711	40,676	35,035
Loss from operations	(75,711)	(40,676)	(35,035)
Other income
Interest income	4,516	4,386	130
Total other income	4,516	4,386	130
Net loss before income taxes	(71,195)	(36,290)	(34,905)
Income tax expense	(54)	(40)	(14)
Net loss	$(71,249)	$(36,330)	$(34,919)
Research and Development Expenses (including Research and Development—Related Party)

Research and development expenses increased by $23.5 million from $33.0 million for the three months ended September 30, 2025 to $56.5 million for the three months ended September 30, 2026.
The following table summarizes our research and development expenses for the three months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,
	2026	2025	Change
Clinical operations and development	$27,057	$13,957	$13,100
Manufacturing and process development	16,105	10,967	5,138
Research and development personnel cost and other (including stock-based compensation)	12,394	6,710	5,684
Research	920	1,341	(421)
Total research and development expenses	$56,476	$32,975	$23,501

The increase in research and development expenses for the three months ended September 30, 2026, compared to the three months ended September 30, 2025 was primarily due to:
•approximately $13.1 million in increased clinical operations and development cost, driven by costs associated with increased activities in our Phase 2/3 FORTIFI-HN01 pivotal trial, FORTIFI-FLEX and continued patient enrollment in our ongoing Phase 1/1b trials;
•approximately $5.1 million in increased manufacturing and process development cost, driven by cost to purchase pembrolizumab in connection with our Phase 2/3 FORTIFI-HN01 pivotal trial, expenses incurred for additional batch manufacturing of drug substance and related packaging and labeling costs; and

•approximately $5.7 million in increased personnel related costs, including stock-based compensation, driven by a higher number and value of stock options granted and an increase in the size of our workforce to support clinical development, manufacturing and research and increased professional service expenses as we continue to build out our clinical operations and development functions.

General and Administrative Expenses

General and administrative expenses increased by $11.5 million from $7.7 million for the three months ended September 30, 2025 to $19.2 million for the three months ended September 30, 2026. The following table summarizes our general and administrative expenses for the three months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,
	2026	2025	Change
General and administrative personnel costs (including stock-based compensation)	$12,920	$5,190	$7,730
Professional fees	4,793	1,586	3,207
Facility costs, insurance, IT, office expense and other	1,522	925	597
Total general and administrative expenses	$19,235	$7,701	$11,534
The increase in general and administrative expenses for the three months ended September 30, 2026, compared to the three months ended September 30, 2025 was primarily due to:

•approximately $7.7 million in increased personnel related costs, including stock-based compensation, driven by an increase in the size of our workforce and by a higher number and value of stock options granted; and
•approximately $3.2 million in increased professional service expenses associated with higher legal, accounting, commercial and other expenses as we continue to build out our general and administrative functions to support advancement of our clinical trials and prepare for potential commercial launch.
Other Income
Interest income

Interest income for the three months ended September 30, 2026 and 2025 was $4.5 million and $4.4 million, respectively. The increase was primarily due to a higher marketable securities balance in the current year.
Comparison of the nine months ended September 30, 2026 and 2025

The following table summarizes our results of operations for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,
	2026	2025	Change
Operating Expenses:
Research and development—related party	$4,533	$15,324	$(10,791)
Research and development	145,180	76,782	68,398
General and administrative	46,190	22,376	23,814
Total operating expenses	195,903	114,482	81,421
Loss from operations	(195,903)	(114,482)	(81,421)
Other income
Interest income	13,175	14,082	(907)
Total other income	13,175	14,082	(907)
Net loss before income taxes	(182,728)	(100,400)	(82,328)
Income tax expense	(168)	(164)	(4)
Net loss	$(182,896)	$(100,564)	$(82,332)
Research and Development Expenses (including Research and Development—Related Party)

Research and development expenses increased by $57.6 million from $92.1 million for the nine months ended September 30, 2025 to $149.7 million for the nine months ended September 30, 2026.

The following table summarizes our research and development expenses for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,
	2026	2025	Change
Clinical operations and development	$63,617	$34,444	$29,173
Manufacturing and process development	50,434	37,888	12,546
Research and development personnel cost and other (including stock-based compensation)	33,681	17,334	16,347
Research	1,981	2,440	(459)
Total research and development expenses	$149,713	$92,106	$57,607

The increase in research and development expenses for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025 was primarily due to:
•approximately $29.2 million in increased clinical operation and development cost, driven by costs associated with increased activities in our Phase 2/3 FORTIFI-HN01 pivotal trial, FORTIFI-FLEX and continued patient enrollment in our ongoing Phase 1/1b trials;
•approximately $12.5 million in increased manufacturing and process development cost, driven by additional batch manufacturing of drug substance in connection with our Phase 2/3 FORTIFI-HN01 pivotal trial and Phase 1/1b clinical trial, manufacturing of additional batches as we prepare for potential commercial launch and cost to purchase pembrolizumab in connection with our Phase 2/3 FORTIFI-HN01 pivotal trial ; and
•approximately $16.3 million in increased personnel related costs, including stock-based compensation, driven by a higher number and value of stock options granted and an increase in the size of our workforce to support clinical development, manufacturing and research and increased professional service expenses as we continue to build out our clinical operations and development functions.

General and Administrative Expenses

General and administrative expenses increased by $23.8 million from $22.4 million for the nine months ended September 30, 2025 to $46.2 million for the nine months ended September 30, 2026. The following table summarizes our general and administrative expenses for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,
	2026	2025	Change
General and administrative personnel costs (including stock-based compensation)	$29,754	$14,876	$14,878
Professional fees	12,899	4,482	8,417
Facility costs, insurance, IT, office expense and other	3,537	3,018	519
Total general and administrative expenses	$46,190	$22,376	$23,814
The increase in general and administrative expenses for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025 was primarily due to:

•approximately $14.9 million in increased personnel related costs, including stock-based compensation, driven by an increase in the size of our workforce and by a higher number and value of stock options granted; and
•approximately $8.4 million in increased professional service expenses associated with higher legal, accounting, commercial and other expenses as we continue to build out our general and administrative functions to support advancement of our clinical trials and prepare for potential commercial launch.
Other Income
Interest income
Interest income for the nine months ended September 30, 2026 and 2025 was $13.2 million and $14.1 million, respectively. The decrease was primarily due to lower interest rates.
Liquidity and Capital Resources
Sources of Liquidity

Since our inception in December 2018, we have not generated any revenue from any sources and have incurred significant operating losses and negative cash flows from operations. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the clinical development of ficerafusp alfa or any future product candidates we elect to pursue. Further, we expect to incur additional costs associated with operating as a public company. From our inception in December 2018 through September 30, 2026, we have received aggregate net proceeds of $888.5 million from the sale of our common stock in the IPO, ATM Program and the February 2026 Offering, the exercise of stock options, and sale of redeemable convertible preferred stock in private placements and debt financing.

“At-the-Market” Offering

On October 3, 2025, we filed a Registration Statement on Form S-3 with the SEC covering the offering of up to $400.0 million of common stock, preferred stock, debt securities, warrants and/or units. The Registration Statement was declared effective by the SEC on November 26, 2025. Concurrent with the filing of the Registration Statement, we entered into a sales agreement, dated October 3, 2025, by and between the Company and TD Securities (USA) LLC, acting as sales agent, to establish an at-the-market offering program pursuant to which we may offer and sell shares of our common stock from time to time, or the ATM Program. In connection with the ATM Program, we filed a prospectus with the Registration Statement for the offer and sale of up to $150.0 million of shares of common stock from time to time through the sales agent. As market conditions permit, we may offer and sell securities under the Registration Statement, including through the ATM Program, in order to fund our operations or provide additional liquidity. During the three and nine months ended September 30, 2026, there were no sales of our common stock through the ATM Program. As of September 30, 2026, a total of 1,604,000 shares of our common stock had been sold through the ATM Program, resulting in net proceeds to us of $29.5 million.

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
Future Funding Requirements

As of September 30, 2026, we had cash, cash equivalents and marketable securities of $442.3 million. Based upon our current operating plans, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations and capital expenditure requirements into the first half of 2029. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. Additionally, the process of testing our product candidate in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain. We will need to raise substantial additional capital in the future.
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
•the costs, scope and timing of establishing and advancing our medical affairs, commercial infrastructure and sales and marketing capabilities ahead of a potential U.S. approval and launch of ficerafusp alfa and any future product candidates; the terms and timing of establishing and maintaining licenses, collaborations and other similar arrangements;
•the costs of obtaining, maintaining, and enforcing our patents and other intellectual property rights (including intellectual property obtained through license agreements);
•our efforts to enhance operational systems and hire additional personnel to satisfy our obligations as a public company;
•the costs associated with hiring additional personnel and consultants as our clinical and commercialization activities increase;
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
Cash Flows
Comparison of the nine months ended September 30, 2026 and 2025
The following table sets forth a summary of the net cash flow activity for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash used in operating activities	$(137,843)	$(82,948)
Net cash used in investing activities	(45,712)	(236,121)
Net cash provided by financing activities	168,891	1,031
Net decrease in cash and cash equivalents	$(14,664)	$(318,038)
Operating Activities

For the nine months ended September 30, 2026, net cash used in operating activities was $137.8 million resulting from our net loss of $182.9 million, partially offset by net increases in our operating assets and liabilities of $19.2 million and by non-cash charges of $25.8 million, consisting of stock-based compensation expense, depreciation, non-cash lease expense and net amortization of premiums and discounts on marketable securities.
For the nine months ended September 30, 2025, net cash used in operating activities was $82.9 million resulting from our net loss of $100.6 million, partially offset by net increase in our operating assets and liabilities of $6.4 million and non-cash charges of $11.2 million. Non-cash charges consisted of stock-based compensation expense, depreciation and non-cash lease charges.
Investing Activities
Net cash used in investing activities was $45.7 million for the nine months ended September 30, 2026, resulting from cash used to purchase $244.9 million marketable securities and $0.8 million used to purchase property and equipment. Cash used in investing activities was partially offset by proceeds from maturity of marketable securities in 2026 totaling $200.0 million.
Net cash used for investing activities was $236.1 million for the nine months ended September 30, 2025 resulting from cash used to purchase U.S. treasury bills.
Financing Activities
Net cash provided by financing activities was $168.9 million for the nine months ended September 30, 2026, consisting primarily of proceeds from the offering of common stock and pre-funded warrants in February 2026 and proceeds from the exercise of stock options.
Net cash provided by financing activities was $1.0 million for the nine months ended September 30, 2025, consisting primarily of proceeds from the exercise of common stock options.

Critical Accounting Policies and Estimates
This discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which we have prepared in accordance with GAAP. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, costs and expenses, and related disclosures. During the three months ended September 30, 2026, there were no material changes to our critical accounting policies and significant judgments described under Management’s Discussion and Analysis of Critical Accounting Policies and Significant Judgments which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2026. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2026.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 15, 2026, the Patent Trial and Appeal Board (“PTAB”) of the United States Patent and Trademark Office instituted a post-grant review petition brought by us against The Johns Hopkins University, No. PGR2026-00025, concerning a patent in a family alleged to be licensed to Y-Trap, U.S. Patent 12,295,968 (“the ’968 patent”). We challenge all claims of the ’968 patent under 35 U.S.C. § 112. It is anticipated that the PTAB will issue a final written decision on or before July 14, 2027.

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

We have no products approved for commercial sale and have not generated any revenue from product sales to date. We will continue to incur significant research and development and other expenses related to clinical development and ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Our net losses totaled $71.2 million and $36.3 million for the three months ended September 30, 2026 and 2025, respectively, and $182.9 million and $100.6 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we have not yet generated revenues. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, ficerafusp alfa.

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

As of September 30, 2026, we had $442.3 million of cash, cash equivalents and marketable securities. Based upon our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the first half of 2029. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We may also raise additional financing on an opportunistic basis in the future. For example, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop ficerafusp alfa. Our future capital requirements will depend on many factors, including but not limited to:

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
•the costs, scope and timing of establishing and advancing our medical affairs, commercial infrastructure and sales and marketing capabilities ahead of a potential U.S. approval and launch of ficerafusp alfa and any future product candidates;
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

Because of the numerous risks and uncertainties associated with research and development of product candidates, we may not be able to accurately predict the timing or amount of our working capital requirements. In addition, if we obtain regulatory approval for ficerafusp alfa, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution, which make it difficult to predict when or if we will be able to achieve or maintain profitability. Furthermore, we expect to continue to incur increased costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in order to support our continuing operations. Our ability to raise additional funds will depend on financial, economic, political and market conditions and other factors, over which we may have no or limited control. Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If we fail to obtain necessary capital when needed on acceptable terms, or at all, it could force us to delay, limit, reduce or terminate our product development programs, future commercialization efforts or other operations.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to ficerafusp alfa.
Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations with our existing cash, cash equivalents and marketable securities, the net proceeds from our IPO, sales of our common stock under our ATM Program, marketable securities, equity financings, or any future equity or debt financings and upfront and milestone and royalties payments, if any, received under any future licenses or collaborations. In the future, if we raise additional capital through the sale of equity or convertible debt securities or issue any equity or convertible debt securities in connection with a collaboration agreement or other contractual arrangement, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a holder of our common stock. In addition, the possibility of such issuance may cause the market price of our common stock to decline. In October 2025, we filed a Registration Statement pursuant to which we may issue up to $400.0 million in shares of our common stock, preferred stock, debt securities, warrants and/or units. Concurrent with the filing of the Registration Statement, we entered into a common stock sales agreement, dated October 3, 2025, by and between the Company and TD Securities (USA) LLC, acting as the sales agent, to establish an at-the-market offering program pursuant to which we may offer and sell shares of our common stock from time to time, or the ATM Program. In connection with the ATM Program, we filed a prospectus with the Registration Statement for the offer and sale of up to $150.0 million of shares of common stock from time to time through the sales agents, or the ATM Prospectus. As of September 30, 2026, we have sold 1,604,000 shares of common stock under our ATM Program for aggregate net proceeds to us of $29.5 million. In February 2026, we entered into an underwriting agreement with Morgan Stanley & Co. LLC, TD Securities (USA) LLC and BofA Securities, Inc., as representatives of the underwriters named therein, pursuant to which we issued and sold an aggregate of 8,581,250 shares of our common stock at a price to the public of $16.00 per share, which included full exercise of the underwriters’ option to purchase 1,406,250 additional shares, and pre-funded warrants to purchase up to 2,200,000 shares of common stock to the underwriters at a public offering price of $15.9999 per pre-funded warrant, or the February 2026 Offering. The February 2026 Offering resulted in net proceeds to us of approximately $161.8 million. As market conditions permit, we may offer and sell securities under the Registration Statement, including through the ATM Program or additional equity financings, which may cause dilution to our stockholders or impact the market price of our common stock.
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
•delays or failure in obtaining the necessary approvals from regulators to commence a clinical trial or a suspension, termination, or hold of a clinical trial once commenced;
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
•unfavorable inspection and review of our clinical trial sites by the FDA, Health Canada, the EMA or other comparable regulatory authority;
•failure of our CROs, clinical trial sites, or investigators to comply with regulatory requirements or the clinical trial protocol or otherwise meet their contractual obligations in a timely manner, or at all;
•delays and changes in regulatory requirements, policies and guidelines, including the imposition of additional regulatory oversight around clinical testing generally or with respect to our product candidates in particular; or
•varying interpretations of data by the FDA, Health Canada, the EMA and other comparable regulatory authorities.

We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.

The biotechnology industry is intensely competitive and subject to rapid and significant technological change. Ficerafusp alfa or any future product candidates may face competition from major pharmaceutical companies, specialty pharmaceutical companies, universities and other research institutions and from products and therapies that currently exist or are being developed, some of which we may not currently know about. Many of our competitors have significantly greater financial, manufacturing, marketing, product development, technical and human resources than we do. Large pharmaceutical companies, in particular, have extensive experience in clinical testing, obtaining marketing approvals, recruiting patients and manufacturing pharmaceutical products, and they may also have products that have been approved or are in late stages of development, and collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make the product candidates that we develop obsolete. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. As a result of all of these factors, our competitors may succeed in obtaining patent protection and/or FDA, Health Canada, European Commission or other regulatory approval or in discovering, developing and commercializing products in our field before we do, which could result in our competitors establishing a strong market position before we are able to enter the market.

Our competitors may obtain FDA, Health Canada, European Commission or other regulatory approval of their product candidates more rapidly than we may or may obtain patent protection or other intellectual property rights that limit our ability to develop or commercialize ficerafusp alfa. Our competitors may also develop drugs or discovery platforms that are more effective, more convenient, more widely used or less costly than ficerafusp alfa or have a better safety profile than ficerafusp alfa. These competitors may also be more successful than us in manufacturing and marketing their products and have significantly greater financial resources and expertise in research and development.

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

Our initial focus is the development of ficerafusp alfa in HNSCC and, more generally, we seek to bring transformative bifunctional therapies to patients with solid tumors. We are currently conducting our Phase 2/3 FORTIFI-HN01 pivotal trial of ficerafusp alfa in combination with pembrolizumab in first-line, or 1L, recurrent/metastatic, or R/M, human papillomavirus, or HPV, -negative HNSCC, as well as evaluating ficerafusp alfa in multiple Phase 1b expansion cohorts. In addition, we have initiated an alternate dose study to evaluate ficerafusp alfa with a weekly loading and every-three-week maintenance regimen.

Due to the significant resources required for the development of our product candidates, we must decide which product candidates and indications to pursue and advance and the amount of resources to allocate to each. Our decisions concerning the allocation of research, development, collaboration, management and financial resources toward particular product candidates, therapeutic areas or indications may not lead to the development of viable commercial products and may divert resources away from better opportunities. If we make incorrect determinations regarding the viability or market potential of any of our product candidates or misread trends in the pharmaceutical industry, our business, financial condition and results of operations could be materially and adversely affected. As a result, we may fail to capitalize on viable commercial products or profitable market opportunities, be required to forego or delay pursuit of opportunities with other product candidates or other diseases and disease pathways that may later prove to have greater commercial potential than those we choose to pursue, or relinquish valuable rights to such product candidates through collaboration, licensing or royalty arrangements in cases in which it would have been advantageous for us to invest additional resources to retain sole development and commercialization rights.

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
We are exposed to the risk of employee fraud or other illegal activity by our current and any future employees, independent contractors, consultants, contract manufacturing organizations, or CMOs, and vendors. Misconduct by these parties could include intentional, reckless, and/or negligent conduct that fails to comply with FDA, Health Canada, EMA or other regulations, provide true, complete and accurate information to the FDA, Health Canada, the EMA and other comparable regulatory authorities, comply with manufacturing standards we may establish, comply with healthcare fraud and abuse laws and regulations, report financial information or data accurately, or disclose unauthorized activities to us. If we obtain FDA approval of any of our product candidates and begin commercializing those products in the U.S., our potential exposure under these laws will increase significantly, and our costs associated with compliance with these laws are likely to increase. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. Additionally, we are subject to the risk that a person could allege such fraud or other misconduct, even if none occurred. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a material and adverse effect on our business, financial condition, results of operations, and prospects.

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

Outside the United States, an increasing number of laws, regulations, and industry standards govern privacy and data security. For example, there are more stringent privacy laws in other jurisdictions, such as the General Data Protection Regulation, or the EU GDPR, as well as other national data protection legislation in force in relevant EU Member States, with respect to the European Economic Area, or the EEA, and the United Kingdom, or the U.K. General Data Protection Regulation, or the U.K. GDPR, with respect to the U.K. We refer to the U.K. GDPR together with the EU GDPR as the “GDPR.” The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including strict requirements relating to processing of sensitive data (such as health data), ensuring there is a legal basis or condition to justify the processing of personal data, where required strict requirements relating to obtaining consent of individuals, disclosures about how personal information is to be used, limitations on retention of information, implementing safeguards to protect the security and confidentiality of personal data, where required providing notification of data breaches, maintaining records of processing activities, documenting data protection impact assessments where there is high risk processing and taking certain measures when engaging third-party processors.
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

The GDPR requires mechanisms to ensure compliance, including as implemented by national laws of EU Member States, which may partially deviate from the EU GDPR and impose different and more restrictive obligations from country to country. Compliance with the GDPR is a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European and U.K. activities.

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
In addition, GDPR requires adequate safeguards to enable the transfer of personal data outside of the EEA or the U.K., in particular to the U.S. and in some cases, we may be unable to transfer personal data from Europe and other jurisdictions to the U.S. or other countries due to data localization requirements or limitations on cross-border data flows. Where applicable, we may rely upon the European Commission’s approved standard contractual clauses to legitimize transfers of personal data out of the EEA from controllers or processors established outside the EEA (and not subject to the GDPR). The U.K. is not subject to the European Commission’s standard contractual clauses but has published its own transfer mechanism, the International Data Transfer Addendum/Agreement, which enables transfers from the U.K. Changes with respect to any of these matters may lead to additional costs and increase our overall risk exposure. The EU and U.S. have adopted its adequacy decision for the EU U.S. Data Privacy Framework, or the Framework, which entered into force on July 11, 2023. This Framework provides that the protection of personal data transferred between the EU and certified companies in the U.S. is comparable to that offered in the EU. Moreover, the U.K. Government adopted the Data Protection (Adequacy) Regulations 2023, also referred to as the “UK-U.S. Data Bridge”, which, since October 12, 2023, allows companies to transfer personal data from the U.K. to the U.S. on the basis of the Framework. This provides a further avenue to ensuring transfers to the U.S. are carried out in line with GDPR. However, the long-term validity of the Framework remains uncertain, and it has already been challenged before European courts.

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

Additionally, the NIS 2 Directive, or NIS 2, is replacing the cybersecurity legal framework under the current NIS framework in the EU, aiming to ensure a high level of cybersecurity in the region. NIS 2 brings new medium and large organizations providing services in the EU within scope of the legal framework. It extends to additional sectors and expands the list of in-scope healthcare organizations, including to certain providers engaged in research and development of medicinal products. The new regime imposes direct obligations on management in respect of an in-scope organization’s compliance with NIS 2, requires covered organizations to put in place certain cyber risk management measures, strengthens incident reporting requirements and provides supervisory authorities with greater oversight. The majority of obligations will come into force when national legislation implementing NIS 2 becomes effective in the relevant EU Member State. EU Member States had until October 17, 2024, to transpose NIS 2 into national legislation, although some countries have still not completed the transposition. As such, the cybersecurity regulatory landscape in the EU is currently fragmented and uncertain. To the extent we are subject to NIS 2, we will require additional investment of our resources in compliance programs. Under NIS 2 companies may be subject to administrative fines of up to the higher amount of €10 million or 2% of worldwide turnover.

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

Additionally, we have seen increasing government and supranational regulation related to AI use and ethics, which may significantly increase the burden and cost of research, development and compliance in this area. For example, the EU began implementing the Artificial Intelligence Act, or the AI Act, on August 1, 2024. Most provisions have already become applicable, including the prohibitions on certain AI practices and obligations relating to general-purpose AI models, although the application of certain rules for high-risk AI systems has been deferred until December 2, 2027 (or, for certain product-embedded AI systems, August 2, 2028). As currently enacted, the AI Act, which may be amended as part of the EU’s Digital Omnibus, imposes significant obligations on providers and deployers of high-risk AI systems, and encourages providers and deployers of AI systems to account for EU ethical principles in their development and use of these systems. The scope of requirements depends on judicial interpretations and forthcoming legislative amendments, and non-compliance can lead to significant fines.

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
•our ability to establish agreements with third-party manufacturers in a timely and cost-efficient manner;
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

•enrollment in these clinical trials may be slower than we anticipate, or participants may drop out of these clinical trials or may fail to return for post-treatment follow-up at a higher rate than we anticipate;
•our CROs and other third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all, or may deviate from the clinical trial protocol or drop out of the trial, which may require that we add new clinical trial sites or investigators;
•we may elect to, or regulators, IRBs or ethics committees may require that we or our investigators suspend or terminate clinical research or trials for various reasons, including noncompliance with regulatory requirements or a finding that participants are being exposed to unacceptable health risks;
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
We could encounter delays if a clinical trial is suspended or terminated by us, or by the IRBs of the institutions in which such trials are being conducted, ethics committees or the Data and Safety Monitoring Board, or the DSMB, for such trial or by the FDA, Health Canada, competent authorities in the EU, the Medicines and Healthcare Products Regulatory Agency, or the MHRA, or other regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA, Health Canada, competent authorities in the EU, the MHRA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of marketing approval of our product candidates. The FDA, Health Canada, the EMA or other regulatory authorities may change the requirements for approval even after they have reviewed and commented on the design for our clinical trials. Further, the FDA, Health Canada, the EMA or other regulatory authorities may disagree with our clinical trial design and our interpretation of data from clinical trials. For example, we are conducting and may in the future conduct additional “open-label” clinical trials. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. Moreover, patients selected for early clinical trials often include the most severe sufferers and their symptoms may have been bound to improve notwithstanding the new treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. For example, in our ongoing Phase 1/1b trial, objective response rate as determined using RECIST 1.1 criteria is assessed by the trial investigators who may be aware of the trial treatment, patient history or other information that could impact their choices in applying the rules and conventions of RECIST 1.1. The published literature demonstrates a consistent decrease in response rate when investigator-assessed response rates are verified by independent radiology review.
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
We are currently conducting, and may in the future conduct, clinical trials for ficerafusp alfa or any future product candidates outside the U.S., and the FDA and comparable foreign regulatory authorities may not accept data from such trials. We are currently conducting clinical trials in the U.S. and internationally, and we expect to continue to conduct trials internationally in the future. The acceptance of data from clinical trials conducted outside the U.S. or another jurisdiction by the FDA, Health Canada, the EMA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. For example, recent policy proposals in the U.S., if enacted in the future, may make acceptance by the FDA or inclusion in a marketing application of foreign data more difficult or costly. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the U.S., the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice, (ii) the trials were performed by clinical investigators of recognized competence and pursuant to good clinical practice, or GCP, regulations, and (iii) the FDA is able to validate the data through an on-site inspection or other appropriate means. If access to clinical trial sites or documentation is delayed or restricted, including for geopolitical reasons, the FDA may not accept such data in support of a marketing application which would adversely affect our development and approval plans. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. The FDA has also recently signaled increased scrutiny of foreign clinical trial data submitted in support of marketing applications, indicating plans for increased foreign site inspections and increased transparency of inspection results. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials are subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA, Health Canada, the EMA or any comparable foreign regulatory authority will accept data from trials conducted outside of the U.S. or the applicable jurisdiction. If the FDA, Health Canada, the EMA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in ficerafusp alfa or any future product candidates that we may develop being delayed or not receiving approval for commercialization in the applicable jurisdiction.

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
Furthermore, third parties, including regulatory authorities, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could delay or prevent regulatory approval of, or limit commercial prospects for, the particular product candidate. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine to disclose. If regulatory authorities disagree with the conclusions reached, our ability to obtain approval for, and commercialize, ficerafusp alfa or any future product candidates may be harmed, which could harm our business, financial condition, results of operations and prospects.

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
Even if we successfully develop a product candidate and it receives marketing approval, the FDA could require us to adopt a REMS to ensure that the benefits of treatment outweigh the risks for each potential patient, which may include, among other things, a medication guide outlining the risks of the product for distribution to patients, a communication plan to health care practitioners, extensive patient monitoring, or distribution systems and processes that are highly controlled, restrictive, and more costly than what is typical for the industry. If any of our product candidates receive marketing approval, and we or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including:

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
•regulatory authorities may require the addition of labeling statements, such as a boxed warning or a contraindication;
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
The design and implementation of clinical trials is a complex process. We may not successfully or cost-effectively design and implement clinical trials that achieve our desired clinical endpoints efficiently, or at all. A clinical trial that is not well designed may delay or even prevent initiation of the trial, can lead to increased difficulty in enrolling patients, may make it more difficult to obtain regulatory approval for the product candidate on the basis of the trial results, or, even if a product candidate is approved, could make it more difficult to commercialize the product successfully or obtain reimbursement from third-party payors. Additionally, a trial that is not well-designed could be inefficient or more expensive than it otherwise would have been, or we may incorrectly estimate the costs to implement the clinical trial, which could lead to a shortfall in funding. We also expect to continue to rely on third parties to conduct our clinical trials. Consequently, we may be unable to successfully and efficiently execute and complete clinical trials that are required for Biologics License Application, or BLA, submission and FDA approval of ficerafusp alfa or any future product candidates or for similar applications to and approvals by foreign regulatory authorities. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop.

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
•our ability to obtain and maintain patient informed consents for participation in our clinical trials; and
•the risk that patients enrolled in clinical trials will drop out of the trials before completion or, because they may be late-stage cancer patients, will not survive the full term of the clinical trials.

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

Delays resulting from difficulties in patient enrollment may result in increased costs or may affect the timing, outcome or completion of clinical trials, which would adversely affect our ability to advance the development of the product candidates we develop.

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

•delays in reaching a consensus with regulatory agencies on trial design; and
•the FDA, Health Canada, the EMA or other foreign regulatory authorities not permitting the reliance on preclinical or other data from published scientific literature.

Failure to successfully develop and commercialize companion diagnostics with third party contractors for use with our product candidates could harm our ability to commercialize our product candidates.
We have engaged a third party and may engage additional third parties to develop companion diagnostics for our product candidates. At least in some cases, the FDA and similar regulatory authorities outside the United States may request or require the development and regulatory approval of a companion diagnostic as a condition to approving one or more of our product candidates. Companion diagnostics are subject to regulation by the FDA and comparable foreign regulatory authorities as medical devices and require separate clearance or approval prior to their commercialization. We do not have experience or capabilities in developing or commercializing diagnostics and are relying, and in the future plan to continue to rely, in large part, on third parties to perform these functions.
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

We have relied upon and plan to continue to rely upon third parties, including independent clinical investigators and third-party CROs, to conduct, monitor, and manage data for our preclinical studies and clinical trials. We rely on these parties for execution of our preclinical studies and clinical trials, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies and trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on these third parties does not relieve us of our regulatory responsibilities. We and our third-party contractors and CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA, the competent authorities of the member states of the EEA, the MHRA and comparable foreign regulatory authorities for all of our product candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, Health Canada, the EMA, the MHRA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with the product candidate produced under FDA’s current good manufacturing practice, or cGMP, regulations or similar foreign regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.
Further, these principal investigators and CROs are not our employees, and we will not be able to control, other than by contract, the amount of resources, including time, which they devote to our product candidates and clinical trials. If independent investigators or CROs fail to devote sufficient resources to the development of our product candidates, or if their performance is substandard, it may delay or compromise the prospects for approval and commercialization of any product candidates that we develop. In addition, the use of third-party service providers may require us to disclose our proprietary information to these parties, which could increase the risk that this information will be misappropriated.

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
The advancement of our product candidates and development programs and the potential commercialization of ficerafusp alfa and any of our future product candidates will require substantial additional cash to fund expenses. We currently collaborate with pharmaceutical and biotechnology companies with respect to development and potential commercialization of ficerafusp alfa, and we may also do so with any other future product candidates. These relationships may require us to incur non-recurring and other charges, increase our near- and long-term expenditures, issue securities that dilute our existing stockholders, or disrupt our management and business.
We face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. Whether we reach a definitive agreement for other collaborations will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the progress of our clinical trials, the likelihood of approval by the FDA, Health Canada, European Commission or comparable regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate.

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
We rely on and expect to continue to rely on third-party CMOs for the supply of cGMP-grade clinical trial materials and commercial quantities of our product candidates and products, if approved. Reliance on third-party providers may expose us to more risk than if we were to manufacture product candidates ourselves. The facilities used by our CMOs to manufacture our product candidates must be approved by the FDA or foreign regulatory authorities pursuant to inspections that will be conducted after we submit our BLA, to the FDA, or similar applications to foreign regulatory authorities. We have limited control over the manufacturing process of, and beyond contractual terms, we are completely dependent on our CMOs for compliance with cGMP, and applicable product tracking and tracing requirements, or similar foreign requirements for the manufacture of our product candidates. If our CMOs cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA, Health Canada, the EMA or comparable foreign regulatory authorities, or are unable to do so in a timely manner, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities or may result in delay of our ability to obtain marketing authorization, if any, of our product candidates. In addition, we have limited control over the ability of our CMOs to maintain adequate quality control, quality assurance and qualified personnel. If the FDA, Health Canada, the EMA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. In addition, any failure to achieve and maintain compliance with these laws, regulations and standards could subject us to the risk that we may have to suspend the manufacturing of our product candidates or that obtained approvals could be revoked, which would adversely affect our business and reputation. Furthermore, third-party providers may breach existing agreements they have with us because of factors beyond our control. They may also terminate or refuse to renew their agreement because of their own financial difficulties or business priorities, at a time that is costly or otherwise inconvenient for us. If we were unable to find an adequate replacement or another acceptable solution in time, our clinical trials could be delayed or our commercial activities could be harmed. In addition, the fact that we are dependent on our collaborators, our CMOs and other third parties for the manufacture, filling, storage and distribution of our product candidates means that we are subject to the risk that the products may have manufacturing defects that we have limited ability to prevent or control. The sale of products containing such defects could adversely affect our business, financial condition and results of operations.
We rely on our CMOs to purchase from third-party suppliers the materials necessary to produce our product candidates for our clinical trials and will rely on our existing and future collaborators to purchase from third-party suppliers the materials necessary to develop and produce our product candidates for future clinical trials and, upon approval, our products for commercialization. There are a limited number of suppliers for raw materials that we use to manufacture our product candidates and there may be a need to assess alternate suppliers to prevent a possible disruption of the manufacture of the materials necessary to produce our product candidates for our clinical trials, and if approved, ultimately for commercial sale. Apart from contractual measures, we do not have any control over the process or timing of the acquisition of these raw materials by our manufacturers or manufacturers paid by our collaborators. Moreover, we currently do not have any agreements for the commercial production of these raw materials. Although we generally do not begin a clinical trial unless we believe we have a sufficient supply of a product candidate to complete the clinical trial or have secured resupply capacity, any significant delay in the supply of a product candidate, or the raw material components thereof, for a planned or an ongoing clinical trial due to the need to replace a third-party manufacturer could considerably delay completion of our clinical trials, product testing and potential regulatory approval of our product candidates.

In addition, the manufacturing of our product candidates is expensive and time-consuming and generally requires more complex processes than those associated with small-molecule drugs. If we are successful in obtaining regulatory approval for any of our product candidates, we might have limited quantities of such product candidates available to us in connection with a potential commercial launch, and these supplies may be further limited by our ongoing clinical development activities. If our manufacturers, collaborators or we are unable to purchase or produce sufficient quantities of raw materials or of our product candidates after regulatory approval has been obtained for our product candidates, the commercial launch of our product candidates could be delayed or there could be a shortage in supply, which in either case, would impair our ability to generate revenues from the sale of our product candidates.

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
In order to produce sufficient quantities to meet the demand for clinical trials and, if approved, subsequent commercialization of our product candidates, our third-party manufacturers will be required to increase their production and optimize their manufacturing processes while maintaining the quality of our product candidates. The transition to larger scale production could prove difficult. In addition, if our third-party manufacturers are not able to optimize their manufacturing processes to increase the product yield for our product candidates, or if they are unable to produce increased amounts of our product candidates while maintaining the same quality, then we may not be able to meet the demands of clinical trials or market demands, which could decrease our ability to generate profits and have a material adverse impact on our business and results of operations.

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

Currently, most federal agencies, including the FDA, are operating under a continuing resolution that funds the federal government through December 11, 2026. Without the appropriation of adequate funding to federal agencies, our business operations related to our product development activities for the U.S. market could be impacted. A prolonged government shutdown could significantly impact the ability of the FDA to timely review and process our regulatory submissions, the National Institutes of Health, or NIH, to conduct research or provide grants, or other agencies to slow their work, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

We may be required to suspend, repeat or terminate our clinical trials if they are not conducted in accordance with regulatory requirements, the results are negative or inconclusive, or the trials are not well designed.

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
•ficerafusp alfa or any future product candidates may not appear to offer benefits over current therapies; or
•the quality or stability of ficerafusp alfa or any future product candidates may fall below acceptable standards.

We intend to develop our product candidates, in part, in combination with other therapies and may develop our future product candidates in combination with other therapies, which exposes us to additional regulatory risks.

We intend to develop our product candidates in part, in combination with other therapies, including ficerafusp alfa in combination with pembrolizumab, and may develop ficerafusp alfa and any future product candidates in combination with one or more currently approved cancer therapies. These combinations have not been previously tested in the clinic and may, among other things, fail to demonstrate synergistic activity, may fail to achieve superior outcomes relative to the use of single agents or other combination therapies, or may fail to demonstrate sufficient safety or efficacy traits in clinical trials to enable us to complete those clinical trials or obtain marketing approval for the combination therapy.

In addition, we did not develop or obtain regulatory approval for, and we do not manufacture or sell, any of these approved therapeutics. These other therapies may be withdrawn from the market, or we may be unable to secure sufficient quantities of such materials which could limit the clinical or commercial use with any of our approved products. These other therapies may also be supplanted in the market by newer, safer or more efficacious products or combinations of products.

Even if any current or future product candidate we develop were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risk that the FDA, Health Canada, the European Commission or comparable foreign regulatory authorities could revoke approval of the therapy used in combination with our product candidate or that safety, efficacy, manufacturing or supply issues could arise with these existing therapies. This could result in our own products being removed from the market or being less successful commercially. Combination therapies are commonly used for the treatment of cancer diseases, and we would be subject to similar risks if we develop any of our product candidates for use in combination with other drugs or for indications other than cancer.

We may also evaluate ficerafusp alfa or any future product candidates in combination with one or more other cancer therapies that have not yet been approved for marketing by the FDA, Health Canada, European Commission or comparable foreign regulatory authorities. We will not be able to market and sell any product candidate we develop in combination with any such unapproved cancer therapies that do not ultimately obtain marketing approval.
If the FDA, Health Canada, the European Commission or comparable foreign regulatory authorities do not approve these other biological products or revoke their approval of, or if safety, efficacy, manufacturing or supply issues arise with, the biological products we choose to evaluate in combination with any current or future product candidate we develop, we may be unable to obtain approval of or market any such product candidate.

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

Any marketing approvals that we may receive for ficerafusp alfa or any future product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or the conditions of approval or contain requirements for potentially costly post-market testing and surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require implementation of a REMS as a condition of approval of any product candidate, which could include requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA, Health Canada, European Commission or a comparable foreign regulatory authority approves a product candidate, the manufacturing processes, labeling, packaging, distribution, tracking and tracing event and deviation reporting, storage, advertising, promotion, import and export and record keeping for the product candidate will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP and GCP, for any clinical trials that we may conduct post-approval. Later discovery of previously unknown problems with any approved candidate, including adverse events of unanticipated severity or frequency, or with our or our third-party manufacturers’ manufacturing processes or facilities, or failure to comply with regulatory requirements, may result in, among other things:

•suspension of, or imposition of restrictions on, the marketing or manufacturing of the product, withdrawal of the product from the market, or product recalls;
•Warning letters or untitled letters, or holds on clinical trials;
•refusal by the FDA to approve pending applications or supplements to approved applications we file, or suspension or revocation of approved biologics licenses;
•product seizure or detention, monetary penalties, refusal to permit the import or export of the product, or placement on Import Alert; and
•permanent injunctions and consent decrees, including the imposition of civil or criminal penalties.

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

For example, we have received a breakthrough therapy designation for ficerafusp alfa in combination with pembrolizumab for the 1L treatment of patients with R/M HNSCC whose tumors express programmed death-ligand 1 with CPS ≥1, excluding HPV-positive oropharyngeal squamous cell carcinoma, and we may seek breakthrough therapy designation for ficerafusp alfa for additional uses or for potential product candidates in the future. A breakthrough therapy is defined as a therapy that is intended, alone or in combination with one or more other therapies, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the therapy may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For therapies that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Therapies designated as breakthrough therapies by the FDA may also be eligible for accelerated approval. Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe one of our potential product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a breakthrough therapy designation for a product candidate may not result in a faster development process, review or approval compared to therapies considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our potential product candidates qualify as breakthrough therapies, the FDA may later decide that such product candidates no longer meet the conditions for qualification.

In addition, we may seek fast-track designation for our potential product candidates in the future. If a therapy is intended for the treatment of a serious or life-threatening condition and the therapy nonclinical or clinical data demonstrates the potential to address unmet medical needs for this condition, the therapy sponsor may apply for fast-track designation. The FDA has broad discretion to grant this designation, so even if we believe a particular product candidate is eligible for this designation, there can be no assurance that the FDA would decide to grant it. Even if we do receive fast track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures, and receiving a fast-track designation does not provide assurance of ultimate FDA approval. In addition, the FDA may withdraw fast-track designation if it believes that the designation is no longer supported by data from our clinical development program.

If the FDA determines that a product candidate offers a treatment for a serious condition and, if approved, the product would provide a significant improvement in safety or effectiveness, the FDA may designate the product candidate for priority review. A priority review designation means that the goal for the FDA to review an application is six months, rather than the standard review period of ten months. We may request priority review for the product candidates that we may develop. The FDA has broad discretion to grant priority review status to a product candidate, so even if we believe a particular product candidate is eligible for such designation or status, the FDA may decide not to grant it. Moreover, a priority review designation does not necessarily result in an expedited regulatory review or approval process or necessarily confer any advantage with respect to approval compared to conventional FDA procedures. Receiving priority review from the FDA does not guarantee approval within the six-month review cycle or at all.

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

We may seek approval for ficerafusp alfa under the FDA’s accelerated approval pathway. A product may be eligible for accelerated approval if it is designed to treat a serious or life-threatening disease or condition and generally provides a meaningful advantage over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or IMM, that is reasonably likely to predict an effect on IMM or other clinical benefit. For more information, see the section titled “Business—Government Regulation—Accelerated Approval” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, or Annual Report.

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

Any revenue we are able to generate in the future from product sales will be dependent, in part, upon the size of the market in the U.S. and any other jurisdiction in which we gain regulatory approval and have commercial rights. If the markets or patient subsets that we are targeting are not as significant as we estimate, we may not generate significant revenues from sales of such products, even if approved.

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

Laws and regulations outside the U.S. differ, including the length and extent of patent and exclusivity protection and pathways for competition to enter the market. Other countries may have significantly shorter or longer periods of exclusivity. In addition, other countries may have different standards in determining similarity to a reference product. Any market entry of competing products to our product candidates in these other regions could adversely affect our business in those regions.

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

Obtaining and maintaining marketing approval of ficerafusp alfa and any future product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain marketing approval in any other jurisdiction, while a failure or delay in obtaining marketing approval in one jurisdiction may have a negative effect on the marketing approval process in others. For example, even if the FDA grants marketing approval of a product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the U.S., including additional preclinical studies or clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the U.S., a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval.

We may also submit marketing applications in other countries. Regulatory authorities in jurisdictions outside of the U.S. have requirements for approval of product candidates with which we must comply prior to marketing in those jurisdictions. Obtaining foreign marketing approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries. If we fail to comply with the regulatory requirements in international markets or fail to receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed.
We may enter into agreements with third parties to sell, distribute and/or market ficerafusp alfa, or any future product candidates, if we obtain regulatory approval, which may adversely affect our ability to generate revenues.
Given the development stage of ficerafusp alfa, we have no experience in sales, marketing and distribution of biotech products. However, if ficerafusp alfa, or any future product candidates that we may develop, obtains marketing approval, we might intend to develop sales and marketing capabilities, either alone or with partners, or rely upon the sales and marketing capabilities of our partners. Outsourcing sales, distribution and marketing may subject us to a variety of risks, including:
•our inability to exercise direct control over sales, distribution and marketing activities and personnel;
•potential failure or inability of contracted sales personnel to successfully market our products to physicians; and
•potential disputes with third parties concerning distribution, sales and marketing expenses, calculation of royalties, and sales and marketing strategies.

If we are unable to partner with a third party that has adequate sales, marketing, and distribution capabilities, we may have difficulty commercializing ficerafusp alfa or any other product candidates, which would adversely affect our business, financial condition, and ability to generate product revenues.

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

Our commercial success depends, in part, on obtaining and maintaining patents and other forms of intellectual property rights for ficerafusp alfa and any future product candidates and related methods, including methods used to produce, purify, and manufacture those product candidates, and methods of utilizing the product candidates, including methods for treating patients, among other aspects, or on licensing-in such rights. Failure to protect or to obtain, maintain, or extend adequate patent and other intellectual property rights could materially adversely affect our ability to develop and market ficerafusp alfa or any future product candidates.

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

The standards which the United States Patent and Trademark Office, or USPTO, and its foreign counterparts use to grant patents are not always applied predictably or uniformly and can change in the future. There is also no uniform, worldwide policy regarding the subject matter and scope of claims granted or allowable. The laws of some foreign countries do not protect proprietary information to the same extent as the laws of the U.S. Outside the U.S., patent protection must be sought in individual jurisdictions, further adding to the cost and uncertainty of obtaining adequate patent protection outside of the U.S.. Accordingly, the issuance, scope, validity, enforceability, and commercial value of our and our current or future licensors’, licensees’ or collaborators’ current and future patent rights are highly uncertain. We cannot predict whether additional patents protecting ficerafusp alfa will issue in the U.S. or in foreign jurisdictions, or whether any patents that do issue will have claims of adequate scope to provide competitive advantage. Our and our current or future licensors’, licensees’ or collaborators’ pending and future patent applications may not result in patents being issued that protect ficerafusp alfa or other technology, in whole or in part, or which effectively prevent others from commercializing competitive products and technology. The patent examination process may require us or our current or future licensors, licensees or collaborators to narrow the scope of the claims of our or our current or future licensors’, licensees’ or collaborators’ pending and future patent applications, which may limit the scope of patent protection that may be obtained.
We cannot assure you that all of the potentially relevant prior art relating to our patents and patent applications has been found. If such prior art exists, it can invalidate a patent or prevent a patent from issuing from a pending patent application. Even if patents do successfully issue, or have issued and even if such patents cover a product candidate, and/or other technologies, third parties may initiate opposition, interference, re-examination, post-grant review, inter partes review, litigation, nullification or derivation action in court or before patent offices, or similar proceedings challenging the validity, enforceability, scope, inventorship, or ownership of such patents, which may result in the patent claims being narrowed, invalidated, held unenforceable, or unavailable to us. Our and our current and future licensors’, licensees’ or collaborators’ patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such application(s), and then only to the extent the issued claims cover the technology in the relevant jurisdiction.
Patent applications in the U.S. and many foreign jurisdictions are typically not published until 18 months after filing, or in some cases not at all, and publications of discoveries in scientific literature lag behind actual discoveries. As such, we cannot be certain that we or our licensors were the first to make the inventions claimed in our issued patents or pending patent applications, or that we were the first to file for protection of the inventions set forth in our patents or patent applications. As a result, we may not be able to obtain or maintain protection for certain inventions. Therefore, the enforceability and scope of our patents in the U.S. and in foreign countries cannot be predicted with certainty and, as a result, any patents that we own or license may not provide sufficient protection against competitors. We may not be able to obtain or maintain patent protection from our pending patent applications, from those we may file in the future, or from those we may license from third parties. Moreover, even if we are able to obtain patent protection, such patent protection may be of insufficient scope to achieve our business objectives.
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

We will not seek to protect our intellectual property rights in all jurisdictions throughout the world, and we may not be able to adequately enforce our intellectual property rights even in the jurisdictions where we seek protection.

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

The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the U.S. Patent protection must be sought on a country-by-country basis, which is an expensive and time-consuming process with uncertain outcomes. Accordingly, we may choose not to seek patent protection in certain countries, and we will not have the benefit of patent protection in such countries. In addition, the legal systems of some countries, particularly developing countries, do not favor the enforcement of patents and other intellectual property protection, and the requirements for patentability differ, in varying degrees, from country to country, and the laws of some foreign countries do not protect intellectual property rights, including trade secrets, to the same extent as federal and state laws of the U.S. As a result, many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. Such issues may make it difficult for us to stop the infringement, misappropriation or other violation of our intellectual property rights. For example, many foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. In addition, many countries limit the enforceability of patents against third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit. In those countries, we may have limited remedies if patents are infringed or if we are compelled to grant a license to a third party, which could materially diminish the value of those patents. This could limit our potential revenue opportunities. Accordingly, our efforts to enforce intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we own or license. Similarly, if our trade secrets are disclosed in a foreign jurisdiction, competitors worldwide could have access to our proprietary information, and we may be without satisfactory recourse. Such disclosure could have a material adverse effect on our business. Moreover, our ability to protect and enforce our intellectual property rights may be adversely affected by unforeseen changes in foreign intellectual property laws.
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

Even if such litigation (or other adversarial proceedings or disputes) is resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, this could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings and the legal costs associated with them could substantially increase our operating losses and reduce our resources available for development activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their substantially greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.

If we are unsuccessful in defending against any claims by competitors or others that we are infringing upon their intellectual property rights, our business could be materially harmed.
Our commercial success will depend, in part, on our ability to operate without infringing the proprietary rights of third parties. Other entities may have or obtain patents or other proprietary rights that could limit our ability to make, use, sell, offer for sale or import a product candidate, a future approved product, or impair our competitive position. We are aware of third party issued patents and/or pending patent applications, including in the U.S., that could be alleged as covering ficerafusp alfa, irrespective of the merits of any such allegation. For example, in August 2024, we received a letter alleging ficerafusp alfa infringes certain third-party patents, and in July 2026, the Patent Trial and Appeal Board of the United States Patent and Trademark Office instituted a post-grant review petition brought by us. Additionally, in October 2024, a complaint was filed in federal court, which among other things, alleges a claim for correction of inventorship of a number of patents, including patents alleged to be licensed to us relating to ficerafusp alfa. For more information on pending litigation, see the section titled “Legal Proceedings.” Although we believe that these patents are not infringed, and/or are invalid and/or unenforceable and/or are licensed to us, if a court should find that they cover a product candidate and we are unable to invalidate such patents, or if licenses for them are not available on commercially reasonable terms or at all, our business could be materially harmed.

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

These lawsuits (or other proceedings) would be costly and could affect our results of operations and divert the attention of our management and scientific personnel. The cost of any patent litigation or other proceeding, even if resolved in our favor, could be substantial. Some of our competitors may be able to sustain the cost of such litigation and proceedings more effectively than we can because of their substantially greater resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. Patent litigation and other proceedings may also absorb significant resources and management time.

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
We may not identify relevant third-party patents or may incorrectly interpret the relevance, scope or expiration of a third-party patent, which might adversely affect our ability to develop and market our products.

It is also possible that in our evaluation of third-party intellectual property, we failed to identify relevant patents or applications. We cannot guarantee that any of our patent searches or analyses, including but not limited to the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, are complete or thorough. Nor can we be certain that we have identified each and every third-party patent and pending application in the U.S. and abroad that is relevant to or necessary for the commercialization of ficerafusp alfa in any jurisdiction.

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
For example, U.S. applications filed before November 29, 2000, and certain U.S. applications filed after that date that will not be filed outside the United States remain confidential until patents issue. Patent applications in the U.S. and elsewhere are published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Furthermore, we operate in a highly competitive field, and given our limited resources, it is unreasonable to monitor all patent applications purporting to claim broad coverage in the areas in which we are active. Additionally, pending patent applications which have been published can, subject to certain limitations, be later amended in a manner that could cover ficerafusp alfa or related technology. We cannot predict whether third parties will be able to successfully obtain claims or the breadth of such claims.
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

We may be unsuccessful in licensing or acquiring third-party intellectual property that may be required to develop and commercialize ficerafusp alfa, or other future product candidates.

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
If we are unable to successfully acquire or in-license rights to required third-party intellectual property and proprietary rights or maintain our intellectual property and proprietary rights, we may have to cease development of the relevant program, product or product candidate, which could have a material adverse effect on our business.
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

Depending upon the timing, duration, and conditions of FDA marketing approval of ficerafusp alfa, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent term extension of up to five years for a patent covering an approved product as compensation for effective patent term lost during product development and the FDA regulatory review process. However, we may not receive an extension if we fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Moreover, the length of the extension could be less than we request. If we are unable to obtain patent term extension or the term of any such extension is less than we request, the period during which we can enforce our patent rights for that product will be shortened and our competitors may obtain approval to market competing products sooner. As a result, our revenue from applicable products could be materially reduced.

We may be subject to claims by third parties asserting that our employees or we have misappropriated their intellectual property or claiming ownership of what we regard as our own intellectual property.
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

The availability of coverage and the adequacy of reimbursement by governmental healthcare programs including but not limited to Medicare and Medicaid, private health insurers and other third-party payors, are essential for most patients to be able to afford prescription medications such as ficerafusp alfa or any future product candidates, if approved. Our ability to achieve coverage and acceptable levels of reimbursement for our products by third-party payors will have an effect on our ability to successfully commercialize those products. Accordingly, we will need to successfully implement a coverage and reimbursement strategy for any approved product candidate. Even if we obtain coverage for a given product by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high. For more information, see the section titled “Business—Government Regulation—Pharmaceutical Coverage, Pricing and Reimbursement” in our Annual Report.

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

Obtaining and maintaining reimbursement status is time-consuming, costly and uncertain. The Medicare and Medicaid programs increasingly are used as models for how private payors and other governmental payors develop their coverage and reimbursement policies for drugs. However, no uniform policy for coverage and reimbursement for products exists among third-party payors in the U.S. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Furthermore, rules and regulations regarding reimbursement change frequently, and, in some cases, on a short notice, and we believe that changes in these rules and regulations are likely. For products administered under the supervision of a physician (including products administered in the clinical setting), obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such drugs. Additionally, separate reimbursement for the product itself or the administration of the product, or the treatment or procedure in which the product is used, may not be available, which may impact physician utilization.

Outside the U.S., international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe and other countries has and will continue to put pressure on the pricing and usage of ficerafusp alfa or any future product candidates, if approved in these jurisdictions. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. Other countries allow companies to fix their own prices for medical products but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our products. Accordingly, in markets outside the U.S., the reimbursement for our products may be reduced compared with the U.S. and may be insufficient to generate commercially reasonable revenue and profits.

Moreover, increasing efforts by governmental and other third-party payors in the U.S. and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly-approved products and, as a result, they may not cover or provide adequate payment for our products. We expect to experience pricing pressures in connection with the sale of any of our products due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on healthcare costs in general, and prescription drugs, surgical procedures and other treatments in particular, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products.
A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Government authorities currently impose mandatory discounts for certain patient groups, such as Medicare and Medicaid beneficiaries, and may seek to increase such discounts at any time. Future regulation may negatively impact the price of our products, if approved. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the U.S. or abroad. In addition, the U.S. Supreme Court’s June 2024 decision to overturn established case law giving deference to regulatory agencies’ interpretations of ambiguous statutory language has introduced uncertainty regarding the extent to which an agency's regulations, policies and decisions may become subject to increasing legal challenges, delays, and/or changes. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, our product candidate may lose any marketing approval that may have been obtained, and we may not achieve or sustain profitability, which would adversely affect our business.
We are subject to various U.S. federal, state and foreign healthcare laws and regulations, which could increase compliance costs, and our failure to comply with these laws and regulations could harm our reputation, subject us to significant fines and liability or otherwise adversely affect our business.
Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors, patient organizations and customers may expose us to broadly applicable foreign, federal and state fraud and abuse and other healthcare laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research and plan to market, sell and distribute any products for which we obtain regulatory approval. For more information, see the section titled “Business—Government Regulation—Other U.S. Healthcare Laws” in our Annual Report.
Efforts to ensure that our current and future business arrangements with third parties will comply with applicable healthcare laws and regulations will involve ongoing substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. Due to the breadth of these laws, the narrowness of statutory exceptions and regulatory safe harbors available, and the range of interpretations to which they are subject, it is possible that some of our current or future practices might be challenged under one or more of these laws. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant penalties, including civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government-funded healthcare programs, such as Medicare and Medicaid, integrity oversight and reporting obligations, contractual damages, reputational harm, diminished profits and future earnings and the curtailment or restructuring of our operations. Defending against any such actions can be costly and time-consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. Further, if any of the physicians or other healthcare providers or entities with whom we expect to do business are found to be noncompliant with applicable laws or regulations, they may be subject to significant criminal, civil or administrative sanctions, including exclusions from government-funded healthcare programs. We are implementing a corporate compliance program designed to identify, prevent and mitigate risk through the implementation of policies and procedures, training, and auditing and monitoring. We expect to devote resources to implement, maintain, administer and expand the compliance program as necessary. We cannot be certain, however, that our compliance program will ensure compliance with the various complex laws and regulations to which we are subject now or in the future.

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
On October 2, 2026, CMS finalized the Global Benchmark for Efficient Drug Pricing Model ("GLOBE") regulation, effective November 30, 2026, as a mandatory CMS Innovation Center payment model under Section 1115A of the Social Security Act, which will require manufacturers of specified single source drugs and sole source biologics meeting certain Medicare Part B spending thresholds to pay incremental rebates based on an alternative, internationally benchmarked calculation, with performance years running from April 1, 2027 through March 31, 2032. The Guarding U.S. Medicare Against Rising Drug Costs ("GUARD") model for Medicare Part D remains a proposed regulation that has not been finalized and, as proposed, would similarly mandate manufacturer rebates for qualifying sole source drugs where the Medicare net price exceeds an MFN benchmark derived from international reference pricing methodologies. The impact of GLOBE and GUARD on our business is currently unknown, and these payment models will likely be subject to legal challenges that could delay their implementation or modify their impact on manufacturer pricing and revenue.

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

The process of manufacturing product therapeutics and bispecifics, including ficerafusp alfa, is complex, time-consuming, highly regulated and subject to several risks, including:
•product loss during the manufacturing process, including loss caused by contamination, equipment failure or improper installation or operation of equipment, or operator error. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If microbial, viral or other contaminations are discovered in our products or in the manufacturing facilities in which our products are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. These manufacturing facilities also could be adversely affected by equipment failures, labor and raw material shortages, natural disasters, power failures and numerous other factors; and
•any adverse developments affecting manufacturing operations for our products may result in shipment delays, inventory shortages, lot failures, product withdrawals or recalls, or other interruptions in the supply of our products. We may also have to take inventory write-offs and incur other charges and expenses for products that fail to meet specifications, undertake costly remediation efforts or seek more costly manufacturing alternatives.
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

Based on the beneficial ownership of our common stock as of September 30, 2026, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially own a significant percentage of our common stock. These stockholders, if acting together, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, amendment of our organizational documents, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. In addition, certain of our principal stockholders, including RA Capital and TPG LSA, are affiliated with members of our board of directors. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

We are currently eligible to be treated as an “emerging growth company” and a “smaller reporting company,” and our election of reduced reporting requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.
We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation in this Quarterly Report on Form 10-Q and our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, as an emerging growth company, we are only required to provide two years of audited financial statements. We could be an emerging growth company until the earliest to occur of: (i) the last day of the fiscal year in which we have more than $1.235 billion in total annual gross revenue; (ii) the date we qualify as a “large accelerated filer,” which occurs when the market value of our common stock that is held by non-affiliates exceeds $700 million of equity securities held by non-affiliates; (iii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period; and (iv) the last day of the fiscal year ending after the fifth anniversary of our IPO. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

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

We are also currently a “smaller reporting company” as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as our common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100.0 million during the most recently completed fiscal year and our common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.

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

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be reevaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. We have implemented the process of documenting, reviewing and improving our internal controls and procedures for compliance with Section 404(a) of the Sarbanes-Oxley Act, which requires annual management assessment of the effectiveness of our internal control over financial reporting beginning with the Form 10-K for the year ending December 31, 2025. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404(a) of the Sarbanes-Oxley Act, or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.
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
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
(a)

None.
(b)

None.
(c)

During the quarter ended September 30, 2026, none of our directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408 of Regulation S-K.
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

4.3	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (File No. 001-42271) filed on February 26, 2026).
10.1#*	2026 Inducement Plan, as amended, and form of award agreements thereunder.
10.2#*	Separation Agreement, by and between the Registrant and Ivan Hyep, dated August 10, 2026.
10.3#*	Consulting Agreement, by and between the Registrant and Ivan Hyep, dated August 10, 2026.
10.4#*	Transition Agreement, by and between the Registrant and Claire Mazumdar, Ph.D., dated August 10, 2026.
10.5#*	Third Amended and Restated Employment Agreement, by and between the Registrant and Ryan Cohlhepp, dated August 10, 2026.
10.6#*	Amended and Restated Non-Employee Director Compensation Policy.
10.7
Sub-Sublease Agreement, dated August 21, 2026, by and between Bicara Therapeutics Inc. and Wayfair LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-42271) filed on August 25, 2026).

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

Bicara Therapeutics Inc.

Date: November 09, 2026	By:	/s/ Ryan Cohlhepp, Pharm.D.
Ryan Cohlhepp
President, Interim Chief Executive Officer and Chief Operating Officer
(Principal Executive Officer)

Date: November 09, 2026	By:	/s/ Jennifer Larson
Jennifer Larson
Chief Financial Officer
(Principal Financial and Accounting Officer)